Form 10-Q
period 1996-03-31
AMNEX INC
filed 1996-05-15
CIK 793526

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-17158


                                   AMNEX, INC.

                 State or other jurisdiction of (I.R.S. Employer
                incorporation or organization Identification No.)

                               New York 11-2790221

                                   AMNEX, INC.
                           101 Park Avenue, Suite 2507
                               New York, New York
                                      10178

                                                             (212)867-0166


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act ofv1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                 Outstanding

Common Stock $.001 par value                          19,533,984 common shares

Part I. Financial Information

Item 1. Financial Statements.

        Condensed Consolidated Balance Sheets - March 31, 1996 and
          December 31, 1995
        Condensed Consolidated  Statements of Income - Three months ended
          March 31, 1996 and 1995
        Condensed  Consolidated  Statements of Cash Flows - Three months ended March 31, 1996 and 1995
        Condensed Consolidated Statements of Shareholders' Equity
          Three months ended March 31, 1996
        Notes to Condensed Consolidated Financial Statements - March 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


                                   AMNEX, INC.
                      Condensed Consolidated Balance Sheets

                                                      March 31,    December 31,
                                                         1996          1995
                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents ......................   $    139,201    $     94,115
Trade receivables, less allowance for
doubtful accounts of $2,584,492 in 1996
and $2,954,204 in 1995 .........................     18,968,872      17,079,718
Parts inventory ................................        353,216         288,603
Deferred income taxes ..........................        121,000         121,000
Note receivable ................................        925,418       1,290,564
Customer advances ..............................      3,756,911       3,940,469
Deposits and other current assets ..............        717,174         601,904
                                                   ------------    ------------
Total current assets ...........................     24,981,792      23,416,373

Property and equipment, net ....................     11,575,993      11,595,357
Deposits and other .............................      2,107,643       3,952,284
Intangible assets, net .........................      3,270,804       1,360,883
Goodwill, net ..................................      9,036,452       9,254,957
                                                   ------------    ------------
                                                   $ 50,972,684    $ 49,579,854
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt ................................   $ 11,302,656    $ 11,865,024
Accounts payable ...............................      3,364,982       4,265,903
Accrued expenses ...............................      7,049,321       5,261,989
Current portion of capital lease obligations ...        966,667         755,608
Current portion of long-term debt ..............        752,359         737,001
                                                   ------------     -----------
Total current liabilities ......................     23,435,985      22,885,525


Capital lease obligations ......................      2,642,127       2,169,916
Long-term debt, less current portion ...........      3,937,136       4,132,193
                                                   ------------    ------------
Total liabilities ..............................     30,015,248      29,187,634
                                                   ------------    ------------

Commitments and contingencies

Shareholders' equity:

Preferred stock, $.001 par; authorized 5,000,000 shares

Series B Preferred  Stock,  authorized
356,000 shares, issued and outstanding
72,450 shares at March 31, 1996
and December 31, 1995 ..........................        362,250         362,250

Series D Preferred  Stock, authorized
1,413,337 shares issued and outstanding
1.413,337 shares at March 31, 1996
and December 31, 1995 ..........................      3,533,333       3,533,333

Series  Series E  Preferred  Stock,
authorized 1,085,000 shares, issued and
outstanding 1,035,000 shares at March 31, 1996
and 1,085,000 shares at December 31, 1995 ......      2,910,938       3,051,563

Series F Preferred  Stock, authorized
415,000 shares, issued and outstanding
415,000 shares at March 31, 1996
and December 31, 1995 ..........................      2,076,250       2,076,250

Common stock, $.001 par; authorized
40,000,000,  issued 19,552,234 at
March 31,1996 and 19,484,030 shares
at December 31, 1995 ...........................         19,552          19,484
Capital in excess of par value .................     40,147,834      39,963,074

Accumulated deficit ............................    (27,616,471)    (28,137,484)
                                                    ------------    ------------
                                                     21,433,686      20,868,470

Less: 18,250 Common Shares held in
      treasury, at cost ........................       (476,250)       (476,250)
- -------------------------------------------------   ------------    ------------
Total shareholders' equity .....................     20,957,436      20,392,220
                                                    ------------    ------------
                                                   $ 50,972,684    $ 49,579,854
                                                   ============    ============



See notes to consolidated financial statements


                                   AMNEX, INC.
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                          1996          1995
                                                      -----------   -----------

Revenues ..........................................   $24,332,465   $23,922,857
                                                      -----------   -----------

Costs and expenses:
Cost of sales .....................................    19,709,896    19,394,390
Selling, general and administrative ...............     2,953,983     2,830,306
Depreciation and amortization .....................       467,201       442,000
Interest expense ..................................       545,372       433,830
                                                      -----------   -----------

                                                       23,676,452    23,100,526
                                                      -----------   -----------

Income before income taxes ........................       656,013       822,331

Provision for income taxes ........................       135,000       370,049
                                                      -----------   -----------

Net income ........................................   $   521,013   $   452,282
                                                      ===========   ===========

Preferred share dividend ..........................       153,797       101,653
                                                      -----------   -----------

Net income available for common shares ............   $   367,216   $   350,629
                                                      ===========   ===========

Earnings per common share .........................   $      0.02   $      0.02
                                                      ===========   ===========

Weighted average number of shares outstanding used in
computing earnings per common share: ..............    20,392,032    18,792,439



See notes to consolidated financial statements


                                   AMNEX, INC.
                 Condensed Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                         1996           1995
                                                     -----------    -----------

Net cash used in operating activities ............   $  (842,102)   $  (666,764)
                                                     -----------    -----------

Cash flows from investing activities:
proceeds on disposition of assets ..................     2,374,975
Expenditures for property and equipment ..........      (598,218)      (746,960)
                                                     -----------    -----------
Net cash provided by (used in)
investing activities .............................     1,776,757       (746,960)
                                                     -----------    -----------

Cash flows from financing activities:
Proceeds from the exercise of options ............        44,203
Borrowings (repayments) under
revolving credit, net ............................      (562,368)     1,099,012
Payments on long-term debt .......................      (179,699)       (35,440)
Principal payments under capital
lease obligations ................................      (191,705)       (79,148)
                                                     -----------    -----------
Net cash provided by (used in)
financing activities .............................      (889,569)       984,424
                                                     -----------    -----------

Net increase (decrease) in cash and
cash equivalents .................................        45,086       (429,300)
Cash and cash equivalents at beginning of year ...        94,115        592,551
                                                     -----------    -----------
Cash and cash equivalents at end of year .........   $   139,201    $   163,251
                                                     ===========    ===========



Supplemental disclosure of cash flow information:

Three months ended March 31, 1996:

1. The Company issued 75,000 Common Shares pursuant to an equity participation agreement.
2. Interest of approximately $467,000 was paid.
3. Income taxes of approximately $44,000 were paid.
4. Capital lease obligations incurred to acquire property and equipment were $874,975.

Three months ended March 31, 1995:

1. The Company issued 125,000 Common Shares pursuant to an equity participation agreement.
2. Interest of approximately $448,000 was paid.
3. Income taxes of approximately $51,000 were paid.



See notes to consolidated financial statements


                                   AMNEX, INC.
   Condensed Consolidated Statement of Shareholders' Equity December 31, 1995
                             through March 31, 1996
                                   (Unaudited)



                      Balance, .   Exercise    Conversion              Balance,
                     December 31,  of Stock   of Preferred    Net      March 31,
                        1995        Options      Shares      Income      1996
                    ------------  --------- --------------  -------- ----------


Common stock,
$.001 par value,
Shares ..........    19,484,030      18,204        50,000            19,552,234
Amount ..........        19,484    $     18     $      50  $          $  19,552


Capital in excess of
par value ......     39,963,074      44,185       140,575            40,147,834

Preferred stock
Series B .......        362,250                                         362,250

Preferred Stock
Series D .......      3,533,333                                       3,533,333

Preferred Stock
Series E .......      3,051,563    (140,625)                          2,910,938

Preferred Stock
Series F .......      2,076,250                                       2,076,250

Accumulated
Deficit ........    (28,137,484)                          521,013   (27,616,471)

Treasury
stock ..........       (476,250)                                       (476,250)
                     ----------- -----------   --------  --------   -----------
Total
shareholders'
equity ..........   $ 20,392,220  $  44,203    $         $521,013  $ 20,957,436
                    ============  =========    ========  ========  ============

See notes to consolidated financial statements

                                   AMNEX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996; results of operations for the three months ended March 31, 1996 and 1995; cash flows for the three months ended March 31, 1996 and 1995; and changes in shareholders' equity for the three months ended March 31, 1996. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet has been derived from AMNEX's audited financial statements as of that date.

2.          Preferred Stock

In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.

3.          Subsequent Events:

On May 2, 1996, AMNEX entered into a definitive agreement to acquire all of the stock of Capital Network System, Inc. ("CNSI") for unregistered stock valued at $15 million. CNSI reported revenues of $ 41.9 million and total assets of $ 9.8 million, for their fiscal year ended September 30, 1995. The consummation of the transaction is subject to regulatory approval and certain other conditions to closing. Due to these conditions to closing, the Company gives no assurances that this transaction will be completed.

CNSI is a privately held corporation providing operator services, predominantly in international markets, with its headquarters in Austin, Texas. The company currently employs approximately 130 persons. This transaction will be accounted for as a purchase.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 Three Months Ended March 31, 1996 Compared with
                       Three Months Ended March 31, 1995

Results of Operations

Revenues for the three months ended March 31, 1996 and 1995 were $24.3 million and $23.9 million, respectively. Several actions impacted the first quarter operations. Significant bad weather in the Northeast reduced call counts and minutes. As expected revenues from the Company's core operator services product line continued to decrease. These factors were offset by increased revenues during the 1996 quarter from long distance service offerings, including $309,000 from the 1+ coin product which began to ramp up in the third quarter of 1995. Additionally, revenues increased in the Company's Integrated Services product lines, including the Crescent Communications subsidiary which was acquired in the last quarter of 1995, and had approximately $1.2 million of revenues during the first quarter of 1996. Further, the Company recognized revenues of $1.5 million related to the sale of certain internal processes and related infrastructure, associated with validation and fraud control. The decrease in operator services revenue has been caused by current trends impacting the operator services industry, including (i) increases in the number of consumers who dial access numbers, rather than dialing "0+" and utilizing the operator services company who provides services for the telephone used (referred to in the industry as "Dial Around") and (ii) continued efforts by governmental regulatory agencies to establish maximum rates which may be charged for "0+" calls ("Rate Caps"). This revenue shift is consistent with the Company's efforts to move towards being a provider of wholesale services, seeking to reduce the fixed cost base of the Company and move into new product lines.

Cost of sales, as a percentage of revenues, was 86.3% and 81.1% for the three months ended March 31, 1996 and 1995, respectively, after giving effect to the $1.5 million sale described above. There are several elements affecting this increase. Commissions increased by one-half percentage point from the previous year. In addition, although the mix of sales has begun to shift to the new product lines which have lower direct cost of sales and commissions, the Company is still in a transition period and cost of sales remain high. The Company's core operator service business, which has the highest commission rates, still contributes over 85% of total revenue. Furthermore, although the Company has taken action to reduce commission costs, the mix of customers during this transition period remains stable. Network costs have increased due to the expansion of the new 1+ coin product to regions throughout the country. As new phones are activated and usage begins to ramp up, these costs will be reduced as a percentage of sales. Operator wages decreased from a year ago as cost control measures that were put into place the last quarter of 1995 have been fully realized. As a percentage to revenues, operator wages for the period March 31, 1996 and 1995 were 4.7% and 6.2%, respectively. Other components of cost of sales, measured as a percentage of revenue, showed changes of less than one percent.

Selling, general, and administrative expenses, as a percentage of revenues, were 12.1% and 11.8%, respectively, for the three month periods ended March 31, 1996 and 1995. This increase related primarily to one-time professional fees for recruitment and legal and accounting fees not expected to continue in the second quarter. In addition, start up expenses associated with the 1+ coin product have been absorbed into selling and administrative expenses.

Interest expense increased by approximately $112,000 for the three month period ended March 31, 1996 as compared to March 31, 1995. This is due to additional capital lease obligations of the integrated services product lines for AHE and interest on loans associated with the Crescent acquisition in October 1995.

The Company's Management has established goals to strategically position the Company in markets which will lower its cost of sales, improve profit margins and secure its customer base. This is expected to be achieved in part through the development and deployment of new technologies as well as through strategic acquisitions.

As part of this strategy, the Company has entered into multi-year contracts with several interexchange carriers which allows the Company to provide 1+ coin signaling and transmission services for inter-LATA traffic from local exchange carrier pay telephones presubscribed to such carriers. When the conversion of these telephones is complete in late 1996, the Company expects to have in excess of 500,000 public pay telephones utilizing this service. As of March 31, 1996 398,000 pay phones were under contract to provide such service, of which 127,000 phones were active.

The Company may enter into other lines of business, through acquisition or internal development, where such lines of business are expected to meet its strategic goals.


Liquidity and Capital Resources

Working capital increased to $1.5 million at March 31, 1996, as compared to $530,000 at December 31, 1995. During the three months ended March 31, 1996, the Company entered into a contract to purchase the rights to certain phones and their future income, in exchange for certain advances the company had previously made to the customer. Deposits and other assets decreased and intangible assets increased by approximately by $ 1.9 million related to the above transaction.

Accounts payable and accrued expenses increased by $661,000 or 6.9%, as a result of improved payment terms obtained from several key suppliers. The Company also obtained approximately $860,000 in additional capital lease financing from two financing companies. This continues as a source for the Company's expansion of the AHE integrated services product line.

For a description of the pending acquisition of Capital Network Systems, Inc. see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Part II. Other Information

Item 1. Legal Proceedings.

               NONE
Item 2. Changes in Securities

               NONE

Item 3. Defaults Upon Senior Securities

               NONE

Item 4. Submission of Matters to a Vote of Security Holders

               NONE

Item 5. Other Information

               NONE

Item 6. Exhibits and Reports on Form 8-K.

               NONE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMNEX, INC.

By:/s/ Peter M. Izzo, Jr.
- ----------------------------
Peter M. Izzo, Jr.
President and
Chief Executive Officer

Date: May 15, 1996

By:/s/ Richard L. Stoun
- ---------------------------
Richard L. Stoun
Chief Accounting Officer

Date: May 15, 1996