Form 10-Q
period 1996-06-30
AMNEX INC
filed 1996-08-14
CIK 793526

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

 New York                                                           11-2790221


 101 Park Avenue, Suite 2507, New York, New York                         10178
 (212)867-0166


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Title                                             Outstanding
Common Stock $.001 par value                      23,666,803 common shares

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995 Condensed Consolidated Statements of Income - Three and Six months ended
         June 30, 1996 and 1995
Condensed  Consolidated  Statements of Cash Flows - Six months ended June 30, 1996 and 1995
Condensed Consolidated  Statements of Shareholders'Equity  - Six  months  ended
         June 30,  1996
Notes  to  Condensed  Consolidated Financial Statements - June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation




                                   AMNEX, INC.
                      Condensed Consolidated Balance Sheets

                                                June 30,           December 31,
                                                  1996                 1995
                                               (Unaudited)
ASSETS                                                  (in thousands)
Current assets:
Cash and cash equivalents                     $    2,666           $      94
Trade receivables, less
allowance for doubtful accounts
of $4,234,000 in 1996 and $2,954,000 in 1995      29,267              17,080
Parts inventory                                      333                 289
Deferred income taxes                                121                 121
Note receivable                                      537               1,290
Customer advances                                  3,226               3,940
Deposits and other current assets                  1,374                 602
                                                ---------              ------
Total current assets                              37,524              23,416

Property and equipment, net                       14,307              11,595
Deposits and other                                 2,204               3,953
Intangible assets, net                             3,078               1,361
Goodwill, net                                     28,877               9,255
                                                ---------            --------
                                              $   85,990            $ 49,580
                                                  =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Short-term debt                               $   18,591           $  11,865
Accounts payable                                   5,409               4,266
Accrued expenses                                  12,106               3,200
Accrued commissions                                5,011               2,062
Current portion of capital lease obligations       2,022                 756
Current portion of long-term debt                    771                 737
                                                 --------            --------
Total current liabilities                         43,910              22,886

Long-term debt, due to related parties             1,344
Capital lease obligations                          3,278               2,170
Long-term debt, less current portion               5,734               4,132
                                                 --------            --------
Total liabilities                                 54,266              29,188
                                                  -------             -------

Commitments and contingencies

Shareholders' equity:

Preferred stock, $.001 par;
 authorized 5,000,000 shares                       8,882              9,023
Common stock, $.001 par;
 authorized 40,000,000, issued 23,685,053
 at June 30, 1996 and 19,484,030
 shares at December 31, 1995                          24                 19
Capital in excess of par value                    50,633             39,963
Accumulated deficit                              (27,339)           (28,137)
                                                  -------            -------
                                                  32,200             20,868
Less: 18,250 Common Shares held
 in treasury, at cost                               (476)              (476)
                                                 --------           --------
Total shareholders' equity                        31,724             20,392
                                                  -------           --------
                                              $   85,990           $ 49,580
                                                  =======            ======


See notes to consolidated financial statements



                                   AMNEX, INC.
                   Condensed Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                      (in thousands, except per share amounts)

                     Three months ended June 30,    Six months ended June 30,
                          1996         1995            1996        1995
Revenues             $    26,426  $    26,323       $   50,758   $    50,253
                          ------       ------           ------        ------

Costs and expenses:
Cost of sales             21,828       21,711           41,538        41,105
Selling, general
  administrative           3,244        2,966            6,198         5,804
Depreciation and
  amortization               457          449              924           891
                             ---          ---              ---           ---
                          25,529       25,126           48,660        47,800
                          ------       ------           ------        ------

Operating income             897        1,197            2,098         2,453

Interest expense             559          479            1,104           913
                             ---          ---       ----------      --------

Income before income taxes   338          718              994         1,540

Provision for income taxes    61          300              196           670
                              --          ---         --------      --------

Net income              $    277       $  418       $      798      $    870
                             ===          ===         ========      ========

Preferred share dividend     154          132              308           233
                             ---          ---         --------      --------

Net income available for
  common shares           $   123       $  286       $     490      $    637
                             ===          ===         ========      ========



Net income per
  common share       $      0.01       $ 0.02       $     0.02      $   0.03
                            ====         ====             ====          ====

Weighted average number of shares
 outstanding used in computing
 net income per
 common share:             21,371      18,779           20,923        18,778





See notes to consolidated financial statements





                                   AMNEX, INC.
                 Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)
                                 (in thousands)
                                                 1996                  1995
                                             --------------        ---------
Net cash used in operating activities         $   (217)            $  (3,722)
                                               --------             ---------

Cash flows from investing activities:
Cash on acquisition                                 476
Proceeds on disposition of assets                 2,375
Expenditures for property and equipment            (965)               (1,511)
                                                 -------             ---------
Net cash provided by (used in)
  investing activities                            1,886                (1,511)
                                                  -----              ---------

Cash flows from financing activities:
Proceeds from sale of Preferred shares                                  3,052
Proceeds from the exercise of options               133
Borrowings (repayments) under revolving
  credit, net                                     1,550                 2,111
Payments on long-term debt                         (364)                  (65)
Principal payments under capital
  lease obligations                                (416)                 (160)
                                                 -------            ----------
Net cash provided by (used in)
  financing activities                              903                 4,938
                                                   -----             ---------

Net increase (decrease) in cash
  and cash equivalents                            2,572                  (295)
Cash and cash equivalents at
  beginning of period                                94                   592
                                                 -------               -------
Cash and cash equivalents
  at end of period                           $    2,666              $    297
                                               =========               =======


Supplemental disclosure of cash flow information:

Six months ended June 30, 1996:

1. In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.
2. Interest of approximately $930,000 was paid.
3. Income taxes of approximately $108,000 were paid.
4. Capital lease obligations incurred to acquire property and equipment were approximately $1,405,000.
5. The Company issued 4,099,086 Common Shares upon acquisition of Capital Network System, Inc.

Six months ended June 30, 1995:

1. The Company issued 125,000 Common Shares pursuant to an equity participation agreement.
2. The Company issued 332,500 Common Shares pursuant to the conversion of 33,250 Series B Preferred Shares.
2. Interest of approximately $860,000 was paid.
3. Income taxes of approximately $51,000 were paid.

See notes to consolidated financial statements






                                   AMNEX, INC.
            Condensed Consolidated Statement of Shareholders' Equity
                    December 31, 1995 through June 30, 1996
                                   (Unaudited)
                                 (in thousands)

                   Balance,    Exercise    Conversion       Issuance of              Balance,
                 December 31,  of Stock   of Preferred     Common Shares     Net     June 30,
                    1995        Options      Shares       for Acquisiton   Income      1996
                 -----------   ---------  --------------   --------------  -------  ---------

Common stock,
$.001 par value,
  Shares           19,484          52             50           4,099                 23,685
  Amount         $     19      $    1         $          $         4     $        $      24

Capital in excess
  of par value     39,963         132            141          10,397                 50,633

Preferred Stock
  Series B            362                                                               362

Preferred Stock
  Series D          3,533                                                             3,533

Preferred Stock
  Series E          3,052                      (141)                                  2,911

Preferred Stock
  Series F          2,076                                                             2,076

Accumulated
  Deficit         (28,137)                                                   798    (27,339)

Treasury stock       (476)                                                             (476)
                  -------- ----------        --------   ----------   -----------     -------

Total shareholders'
  equity         $ 20,392    $    133         $        $   10,401    $       798  $  31,724
                  =======    ========          ======    =========     =========     ======




See notes to consolidated financial statements

                                   AMNEX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996; results of operations for the three and six months ended June 30, 1996 and 1995; cash flows for the six months ended June 30, 1996 and 1995; and changes in shareholders' equity for the six months ended June 30, 1996. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet has been derived from AMNEX's audited financial statements as of that date.

2.  Preferred Stock

     In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.


3.  Acquisition of Capital Network System Inc.("CNSI")

     On April 26, 1996, the stockholders of CNSI signed a Stock Purchase Agreement (the "Acquisition")with the Company which provides for the exchange of 100% of the common stock of CNSI for AMNEX common stock. There were 4,099,086 shares of unregistered AMNEX Common Stock exchanged with the stockholders of CNSI in addition to certain payments made and to be made of approximately $1.1 million. The Acquisition closed on June 28, 1996, effective June 30, 1996. The accompanying financial statements give effect to the acquisition occuring effective June 30, 1996 and thus no results from operations has been reflected in the Statement of Operations for the three and six months ended June30, 1996. The acquisition was accounted for as a purchase.

The estimated purchase price and allocation thereof is presented below:
                                                                       ('OOO's)
Market value of shares issued                                          $14,859
Less:  Discount for unregistered stock based upon
       preliminary estimate of independent appraisal                    (4,458)
Add:  Cash consideration to be paid                                      1,094
                                                                        ------
                                                                        11,495

Add: Assumption of CNSI affitiate indebtedness which was not acquired      150
     Forgiveness for related party receivables - current                   409
     Forgiveness for related party receivables - long-term                 249
     Forgiveness of debt due from CNSI affiliate, which was not acquired   540
     Employee termination benefits                                       1,763
     Lease termination costs                                               898
     Reduction of switching equipment to net realizable value            1,076
     Estimated costs associated with Acquisition Agreement                 970
     Write-off of deferred financing costs                                 104
                                                                           ---
     Estimated Purchase Price                                          $17,654

Allocation of the purchase price on the basis of fair value in excess of book value:

Book value of CNSI net assets acquired                                 $(2,467)
Goodwill                                                                20,059
                                                                       -------
Estimated Purchase Price                                               $17,654
                                                                       =======

The proforma unaudited results of operations for the six months ended June 30, 1996 and 1995 assuming the consummation of the CNSI acquisition as of the beginning of 1996 and 1995 are as follows(in 'OOO's except per share amounts):

                                             1996           1995
Revenues                                   $75,133         $73,654
Net income                                 $ 1,978         $   982
Net income per Common Share                $  0.08         $  0.04

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             Three and Six Months Ended June 30, 1996 Compared with
                    Three and Six Months Ended June 30, 1995

Results of Operations

     Revenues for the three and six months ended June 30, 1996 and 1995 were $26.4 million and $26.3 million and $50.7 million and $50.2 million, respectively. During the first quarter significant bad weather in the Northeast reduced call counts and minutes. Furthermore, and as predicted revenues from the Company's core domestic operator services product line continued to decrease from prior years. This decrease in domestic operator service revenues was $2.3 million and $5.2 million for the three and six months ended June 30 1996 as compared to the same periods in the prior year and was caused by the factors detailed below. Offsetting these decreases were improved revenues from long distance service offerings, including the 1+ coin sent paid product which began to ramp up in the third quarter of 1995 and increases in the Company's Integrated Services product lines, including the Crescent Communications subsidiary which was acquired in the last quarter of 1995. Long distance revenues increased $2.0 million and $2.7 million, including $1.0 million and $1.3 million from the 1+ coin sent paid product, for the three and six months period ended June 30, 1996. The Integrated Services group increased $1.5 million and $2.7 million as compared to last year for the three and six months ended
June 30, 1996. In addition, during the first quarter of 1996 the Company recognized revenues of $1.5 million related to the sale of certain internal processes and related infrastructure, associated with validation and fraud control. The decrease in operator services revenue has been caused by current trends impacting the operator services industry, including (i) increases in the number of consumers who dial access numbers, rather than dialing "0+" and utilizing the operator services company who provides services for the telephone used (referred to in the industry as "Dial Around") and (ii) continued efforts by governmental regulatory agencies to establish maximum rates which may be charged for "0+" calls ("Rate Caps"). This revenue shift is consistent with the Company's efforts to move towards being a provider of wholesale services, seeking to reduce the fixed cost base of the Company and move into new product lines.

     Cost of sales, as a percentage of revenues, was 84.4% and 81.8% for the six months ended June 30, 1996 and 1995, respectively, after giving effect to the $1.5 million sale described above. There are several elements affecting this increase. Commissions increased by 3.8% percentage points from the previous year. During the first half of 1996, the Company's most significant customer has increased its effective commission rate with increases in premise imposed fees. In addition, although the mix of sales has begun to shift to the new product lines which have lower direct cost of sales and commissions, the Company is in a transition period through the end of the year and cost of sales will remain high. The Company's core operator service business, which has the highest commission rates, still contributes over 84.8% of total revenue. Network costs have increased due to the expansion of the new 1+ coin product to regions throughout the country. As new phones are activated and usage begins to ramp up, these costs will be reduced as a percentage of sales.

     Operator wages decreased from a year ago as cost control measures that were put into place at the end of 1995 have been fully realized. As a percentage to revenues, operator wages for the period June 30, 1996 and 1995 were 4.2% and 6.1%, respectively. Other components of cost of sales, measured as a percentage of revenue, showed changes of less than one percent.

     Selling, general, and administrative expenses, as a percentage of revenues, were 12.2% and 11.5%, respectively, for the six months periods ended June 30, 1996 and 1995. These are not substantially different than results for the three months ended June 30 1996 and 1995. This increase relates primarily to professional fees for recruitment and legal and accounting fees. In addition, start up expenses associated with the 1+ coin product and the Company's acquisition activities have been absorbed into selling, general and administrative expenses. These costs are expected to decrease in the second half of the year.
     Interest expense increased by approximately $80 thousand and $192 thousand for the three and six months period ended June 30, 1996 as compared to June 30, 1995. This is due to additional capital lease obligations of the integrated services product lines and on loans associated with the Crescent acquisition in October 1995.

     As discussed more fully in Note 3 of the Condensed Consolidated Notes to the Financial Statements the Company purchased CNSI as of June 28, 1996 effective June 30, 1996. As part of the Company's strategy, this acquisition provides significant synergies with the existing operating structure of AMNEX, while expanding business into the more profitable international markets. In addition, current product lines will be expanded into these new markets, such as the integrated services products, to further increase returns on these opportunities. The accompanying financial statements give effect to the acquisition occuring effective June 30, 1996 and thus no results from operations has been reflected in the Statement of Operations for the three and six months ended June 30, 1996.

     CNSI's consolidated revenues and results from operations for the year ended September 30, 1995 were approximately $42 million and $(1.7) million, respectively. The Company is in the process of consolidating duplicate facilities, a process which is expected to be substantially completed by December 31, 1996, and expects significant savings to result thereafter. Note, however, that prior performance may not be indicative of future results.

     The Company's Management has established goals to strategically position the Company in markets which will lower its cost of sales, improve profit margins and secure its customer base. This is expected to be achieved in part through the development and deployment of new technologies as well as through strategic acquisitions.

     As part of this strategy, the Company has entered into multi-year contracts with several interexchange carriers which allows the Company to provide 1+ coin signaling and transmission services for inter-LATA traffic from local exchange carrier pay telephones presubscribed to such carriers. When the conversion of these telephones is complete (anticipated to be in late 1996), the Company expects to have in excess of 500,000 public pay telephones utilizing this service. As of June 30, 1996 634,426 pay phones were under contract to provide such service, of which 173,410 phones were active.

     The Company may enter into other lines of business, through acquisition or internal development, where such lines of business are expected to meet its strategic goals.

Liquidity and Capital Resources

     The Company had a working capital deficiency of $6.6 million at June 30, 1996, as compared to a working capital of $530 thousand at December 31, 1995. The change was primarily due to the acquisition of CNSI which, as of the June 28, 1996 closing had a working capital deficiency of approximately $3.5 million. In addition, acquisition-related accruals for reserves, transaction costs and obligations totaled another $4.7 million.

     The Company experienced a significant improvement in net cash used in operating activities during the six month period ending June 30, 1996. Net cash used in operating activities decreased to $(217) thousand as compared to $(3.7) million for the same period in 1995. The improvement was primarily due to improved collection efforts of the Company's trade receivables and customer advances.

     The Company is currently negotiating with potential sources of capital and hopes to raise additional capital during the balance of 1996. There can be no assurance that the Company will be successful in completing any of the contemplated financing, but it believes that sufficient cash will be generated from operating activities to support the Company's operations, including the CNSI acquisition, through the remainder of 1996.

     For a description of the acquisition of CNSI see
Note 3 of the Notes to Condensed Consolidated Financial Statements.

Part II.  Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4  Submission of Matters to a Vote of Security Holders

        None.

Item 5  Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

        2.1 Stock Purchase Agreement, dated as of April 26, 1996, among AMNEX, Inc., Robert A. Rowland, Delajane Rowland, Donald D. Simmons, C. Michael Moehle, Barbara Ann Cromwell, Ellen E. Wood, Danniel N. Matheson, Capital Network System, Inc.,
               Capital Network International, Inc., Capital Network Mexico, S.A. de C.V., and Point to Point Communications Company.1

        2.2    First Amendment to Stock Purchase Agreement, dated as of
               June 28, 1996, by and among the foregoing parties as well as Sirrom Capital Corporation and Spectrum Global Telecommunications Pty Limited.(1)

        3.1    Restated Certificate of Incorporation, as amended. (2)

        3.2    By-Laws, as amended. (3)

        10.1 Employment Agreement, dated as of June 25, 1996, between the Company and Peter M. Izzo, Jr.

        10.2 Employment Agreement, dated as of June 25, 1996, between the Company and Kenneth G. Baritz.

        10.3 Provision in Stock Option Agreements between the Company and each of Peter M. Izzo, Jr., Kenneth G. Baritz, Kevin D. Griffo, John Kane, Amy S. Gross, and Richard L. Stoun with respect to options granted in 1996.

        (b)    Reports on form 8-K

               No Current Reports on form 8-K were filed by the Company during the quarter ended June 30, 1996.


______________________
(1) Denotes document filed as an exhibit to the Company's Current Report on Form 8-K for an event dated June 28, 1996 and incorporated herin by reference.

(2) Denotes document filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herin by reference.

(3) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the Year ended December 31, 1995 and incorporated herin by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            AMNEX, INC.

     By:__/s/ Peter M. Izzo, Jr.__
          Peter M. Izzo, Jr.
          President and Chief Executive Officer
          Date: August 14,1996

     By:__/s/ Richard L. Stoun___
          Richard L. Stoun Chief Accounting Officer
          Date: August 14, 1996