Form 10-K/A
period 1995-12-31
AMNEX INC
filed 1996-11-06
CIK 793526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1


(Mark One)
  (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1995

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from         to

                         Commission file number   0-17158

                                   AMNEX, INC.
             (Exact name of registrant as specified in its charter)
      New York                                           11-2790221
 (State or other jurisdiction of                        (I.R.S Employer
  incorporation or organization)                        Identification No.)

 101 Park Avenue, New York, New York                      10178
 ----------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number:    (212) 867-0166

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
            None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( )

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $52,735,213 as of March 27, 1996

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 19,532,270 shares outstanding as of February 29, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

          Except for those paragraphs which are indicated as revisions, all disclosures herein are as of the original filing date of the Annual Report on Form 10-K.

                                     PART I

Item 1.           BUSINESS

         (a)      General Development of Business.

                  AMNEX, Inc. (the "Company"), through its wholly-owned subsidiaries, American Network Exchange, Inc. ("AMNEX"), Crescent Public Communications Inc. ("Crescent"), American Hotel Exchange, Inc. ("AHE"), and Hospital TeleServices, Inc. ("Hospital TeleServices"), provides a variety of telecommunications services for operator-assisted ("0+") and direct-dialed long distance ("1+") telephone calls transmitted throughout the Unites States and to international points.

                  In October 1995, the Company acquired Crescent Communications, Inc., a New York-based private pay telephone route operator and customer of AMNEX (see Items 1(c) and 13(a) hereof).

                  In  December   1995,   the  Company   underwent   an  internal
reorganization designed to enable it to more efficiently focus on its different lines of business. The new business units reflect the Company's plan to shift its focus from its core operator services business to higher margin telecommunications service transactions and integrated (hardware and telecommunications) services. The reorganization is also intended to enable the Company to exploit market niches created by the passage of telecommunications reform legislation in early 1996 (see Item 1(c) hereof). The Company intends to continue to seek consolidation opportunities for its core business.

                  Reference is made to Item 7 hereof for a discussion of a certain Preferred Share financing consummated by the Company during 1995.

                  The Company is a New York corporation which was organized on March 15, 1985. Its principal executive offices are located at 101 Park Avenue, New York, New York 10178 (telephone number (212) 867-0166) (see Item 2 hereof).

         (b)      Financial Information About Industry Segments.

                  Not applicable.

         (c)      Narrative Description of Business.

   Industry Background

                  The long distance transmission and operator service provider industries evolved principally as a result of the new competitive opportunities created by the divestiture of American Telephone and Telegraph's ("AT&T") Bell Operating Companies ("BOCs"). As discussed under "Government Regulation-Recent Federal Legislation," the Telecommunications Act of 1996 (the "1996 Act") has further substantially accelerated the development of local and long distance competition.

                  In 1981, AT&T removed tariff restrictions that prohibited resale and sharing of Message Telecommunications Service ("MTS") and Wide Area Telephone Service ("WATS"). This led to an explosion of new entrants into the long distance business primarily as resellers. In 1982, the Department of Justice ("DOJ") and AT&T agreed to the terms of the Modification of Final Judgment ("MFJ") under which AT&T divested itself of all its BOCs. The BOCs were organized into seven separate regions and seven Regional Holding Companies ("RBOCs") were created. The BOCs, and other independent companies which provide local telephone service, are characterized as local exchange carriers ("LECs").

                  At divestiture, the United States was divided into 197 Local Access Transport Areas ("LATAs"). AT&T was given the right to handle interLATA long distance service and was permitted to handle intraLATA long distance service where allowed by the applicable state regulatory authority. Conversely, the BOCs were given the right to handle intraLATA service, but were prohibited from the interLATA market. Such differentiation was substantially modified by the 1996 Act (see "Government Regulation-Recent Federal Legislation").

                  The MFJ also required the BOCs to provide all interexchange or long distance carriers ("IXCs") with access to their local telephone exchange facilities which is "equal in type, quality and price" to that provided to AT&T. This was accomplished through the filing of access tariffs at the Federal Communications Commission (the "FCC") and at state public utilities commissions. Under these access tariffs, all IXCs, including AT&T, pay charges to the LECs for access to local telephone lines at both the originating and terminating ends of all long distance calls. Access charges represent the single largest component of most IXCs' cost of service. The BOCs, and subsequently all other LECs, also were required to conduct a presubscription process allowing business and residential consumers to select their long distance carrier. The 1996 Act continues these equal access obligations.

                  A June 1984 decision of the FCC permitted the sale and installation of privately owned and operated pay telephones, known as COCOTs. Such decision ended the 100 year monopoly of the LECs in this area, and paved the way for the development of the independent payphone industry. LECs were required to provide dial tone connections for the COCOT phones and, subsequently, blocking and screening services intended to deter fraudulent usage of such phones. As a result of the passage of the 1996 Act and its nondiscrimination provisions, the independent payphone industry is expected to achieve parity in cost structure with LEC-owned payphones (see "Government Regulation-Recent Federal Legislation").

                  An October 1988 federal district court (the "Court") ruling required the BOCs, and subsequently the GTE Operating Companies ("GTOCs"), to conduct another presubscription process for the public pay telephones they owned. Since such phones are owned by BOCs and GTOCs, the Court determined that the owner of the premises on which the public pay telephone was located (the "Site Owner") should select the long distance service provider. Several non-BOC LECs have introduced similar programs, including Site Owner selection of the long distance service provider.

The 1996 Act provides for the continued participation of the Site Owner in the selection process and allows for the Company to continue its efforts in this current core business.
                  The Court also ordered that, commencing January 1, 1989, the BOCs provide all IXCs, including operator service companies, with the same calling card validation data which they furnish to AT&T, on the same terms and conditions as the BOCs furnish that data to AT&T. The FCC subsequently imposed similar obligations on LECs other than the BOCs, thus permitting competitive operator service providers to offer a full range of operator services. Various provisions of the 1996 Act continue these obligations.

                  In May 1990, the Court required the BOCs to provide, by May 1991, equal access for long distance calls which are paid for by coins deposited in their public pay telephones ("1+ Coin"). To this end, the BOCs were directed to file equal access plans with the DOJ and the 1984 waiver under which such calls were being routed automatically to AT&T was to be terminated within one year. Under the terms of the equal access plans, AT&T was permitted to continue to accept 1+ Coin service directly from the public pay telephones presubscribed to other interexchange carriers, but only until such time as the presubscribed carrier designated either itself or another carrier to handle the traffic. Based on this ruling, AMNEX is entitled to receive the 1+ Coin sent paid traffic from all public pay telephones for which it provides "0+" services and any other IXC may designate AMNEX (instead of AT&T) to carry the 1+ Coin traffic originating at public telephones for which it is the presubscribed carrier. This market niche, which is currently being exploited by AMNEX as it deploy its 1+ Coin service nationally, will continue to be available under the 1996 Act.

                  Equally significant, the 1996 Act, as well as recent actions on both the federal and state levels, will eventually open up the local exchange (intraLATA) market to full competition, both in the provision of originating and terminating access for competitive IXCs such as AMNEX and in the provision of local exchange services in competition with the LECs. Although these initiatives are still in progress, the FCC has already ordered expanded interconnection to LEC interstate switched and special access services. More than 18 states already allow facilities-based local service providers to offer some form of both intraLATA toll and local exchange services, including basic local switched services in some cases. As a result of the 1996 Act, all states will be required to adopt rules establishing local competition and the LECs will be required to open their networks to competitors, including the implementation of intraLATA presubscription (1+ intraLATA equal access) (see "Government Regulation-Recent Federal Legislation").

  Organization and Structure; Business Direction

                  The Company, through its operating subsidiaries, is a provider of telecommunications services for "0+" and "1+" calls transmitted throughout the United States and to international points. Approximately 90% of the Company's revenues for the fiscal year ended December 31, 1995 were derived from its provision of operator services at public and private pay telephones and 10% of revenues was derived from its provision of other services.

                  During 1995, the Company took certain steps to shift the focus of its future direction away from its core operator services business. The Company determined that, due to the increasing incidence of "dial around" activity (see "Competition - AMNEX"), it should begin to provide its various services on a wholesale basis with a reduced dependence on an outside sales force. The Company believes that such strategy eventually will result in it being viewed as a transaction provider, as opposed to an operator services company, and, although its revenue growth may be adversely affected, profit margins should improve.

                  In addition, during 1995, the Company determined to focus its efforts to a greater degree in other markets, such as 1+ Coin, which generate lower revenue per call than operator services, but have higher profit margins.

                  To better manage this transition, in December 1995, the Company reorganized its operations into three business units to carry out its plans for 1996: Telecom Services, Integrated Services, and Network Services. Each of the units, which are discussed below, has profit and loss responsibility for specific business operations of the Company. The Telecom Services Unit, through AMNEX, provides operator services, long distance transmission services and travel card services to telephone users. In addition, through Hospital TeleServices, the unit provides billing services to hospitals. The Integrated Services Unit, through Crescent and AHE, owns and operates private pay telephones and provides telecommunications products and management services to the hospitality industry. The Network Services Unit, through AMNEX, provides the Telecom Services and Integrated Services Units with cost effective network components and also sells transmission services to other IXCs. Through the Network Services Unit, AMNEX also provides 1+ Coin services and seeks to exploit certain wireless technology.

   Business Units

         Telecom Services Unit

                  Operator Services

                  AMNEX, in fulfilling its Telecom Services Unit function, provides 24 hour, seven- day-a-week live and automated operator services for telephone calls placed over its transmission facilities. These services allow transient users at pay telephones and at locations such as hotels, motels, condominium developments, health care institutions, educational institutions and correctional facilities to complete calls on a collect, third party or person-to-person basis, or to charge such calls to a commercial credit card or telephone company calling card.

                  AMNEX's switching system receives all "0" dialed calls from phones subscribed to its network and completes the calls over a state-of-the-art leased communications network (see "Network Services-Switching Equipment and Network"). AMNEX's equipment and personnel at its switch and operator center sites furnish all operator functions, both live and automated, necessary to complete and bill a particular call. In providing such services, AMNEX utilizes Signaling System

Seven ("SS7") which speeds call processing for its customers. AMNEX's ability to offer customized greetings, such as through its bilingual operator staff, further enhances its service offerings. AMNEX historically has provided operator services through its own employees; however, it currently also routes some of its "0+" calls to a Bell Atlantic operator center as a means of improving operating efficiencies. AMNEX has retained an unaffiliated third-party to validate billing numbers prior to call completion (see "Revenues; Billing Arrangements").


                  Direct Dial

                  As a long distance provider, AMNEX solicits small to medium-sized businesses, pay phone owners, hotels and hospitals and competes with providers such as AT&T, MCI, U.S. Sprint and a number of regional carriers. AMNEX's product offerings are competitively priced, with higher volume and long-term contract customers receiving greater discounts.

                  AMNEX's MTS services include both flat rated and mileage sensitive rate plans and can be accessed on a "1+" basis, or by dialing 10XXX, 950 or 800 numbers. In lieu of call by call dialing, 950 and 800 access can also be achieved through either the installation of a high speed dialer or the programming of other customer premise equipment. Such process allows calls to access the AMNEX network via its 10XXX, 950 or 800 numbers. The customer's multi-digit security code is then passed on to a local AMNEX switch for call clearance. AMNEX's 800 service allows AMNEX customers to offer inbound toll free calling to their own customers.

                  Telephone Travel Card

                  AMNEX offers an enhanced travel card service marketed as the AMNEX Edge(R), which has been designed to meet the needs of the business and non-business traveler. The card allows the customer to access the features and functionality of the AMNEX network from any touch tone phone by dialing an 800 number. Once the authorization code associated with the travel card has passed validation, the customer can select from a menu of basic and enhanced calling features, including direct dialed calling, conference calling, message delivery service and an array of informational services. Live operator assistance is also available, if required by the caller. Various levels of fraud protection and management summary reports are also offered to enable the user to maintain cost control of calling card expenses. AMNEX has recently signed co-marketing agreements with a regional American Automobile Association (AAA) and a heart association pursuant to which Edge(R) cards will be distributed to the associations' members.

                  Hospital TeleServices

                  During 1995, Hospital TeleServices began to market a billing service specifically for the hospital market. The service provides a cost effective and reliable way for the hospital to bill patients for daily telephone and television rental charges, which has a high bad debt history. AMNEX, through its existing billing agreements, has arranged to bill and collect these charges from the LECs by having them place the transactions on the patient's home telephone bill. Such billing process has resulted in substantially higher rental charge collection for Hospital TeleServices customers. Although Hospital TeleServices has marketed this service on a limited basis, due to anticipated high profit margins, it expects to substantially increase its efforts in this regard during 1996.

                  Revenues; Billing Arrangements

                  AMNEX's revenues consist of flat fees for the use of its operator services and per minute of usage charges for the use of its network services. AMNEX's operating expenses include the commissions payable to its agents, dealers and Site Owners, the transmission charges of the LECs and IXCs, validation, billing and collection charges and operator costs.

                  AMNEX contracts with two unaffiliated third party billing agents, OAN Services, Inc. ("OAN"), and Zero Plus Dialing, Inc. ("ZPDI"), to perform billing on its behalf. AMNEX rates calls carried over its network and forwards the rated call records to the billing agents. The records are then processed and forwarded to the appropriate billing LEC. The billing LECs collect the amount due from the end user and remit payment to the billing agents, which, in turn, remit payment to AMNEX. Such payment to AMNEX is net of a billing and collection fee charged by the LECs, as well as a provision for uncollectible accounts and a per transaction fee for the billing agent's services.

                  AMNEX primarily uses its own in-house billing system and personnel to bill and collect calls made by its 800, travel card and direct dial customers. Such system is designed to bill customers with recurring monthly services provided by AMNEX for direct dial and travel card services and is not transferable to the transient users of AMNEX's operator-assisted services.

                  Marketing and Customers


                  AMNEX's  operator  services  are  being  marketed  to  private payphone owners and Site Owners, as well as to hotels, motels, condominium developments, health care institutions, educational institutions and correctional facilities, primarily in areas where it has established network facilities. AMNEX currently has originating access available in part or all of 30 of the 48 contiguous states plus the District of Columbia, Hawaii and Puerto Rico. The Company has arrangements in place to provide its services on a nationwide basis, by using other carriers, such as MCI, to originate calls in areas where AMNEX does not have its own facilities. Such standard practice in the "1+" industry allows AMNEX to provide its own services where technologically and economically feasible and to otherwise resell the facilities of other IXCs.


                  AMNEX markets its services through a nationwide network of independent sales agents and dealers with whom it has entered into contractual arrangements as well as through its own small direct sales force. Such arrangements with agents and dealers afford them the opportunity to receive commissions based on a percentage of revenues generated by the calls routed over AMNEX's network by the agent or dealer's subscribers. Due to intense competitive pressures, the amount of commissions paid by AMNEX, as a function of revenue, had been increasing. As indicated above, in order to improve profit margins, in 1995, AMNEX began to reduce its dependence on independent sales agents and dealers. Accordingly, operator services are increasingly being marketed by AMNEX directly to premise owners and/or businesses under compensation arrangements that are less costly than those offered to agents and dealers.

                  Since a majority of AMNEX's subscribers are private payphone owners and Site Owners, revenues are affected by seasonal variations to different degrees. Many of the payphones serviced by AMNEX in the Southeast produce substantially higher call volumes in winter months than at other times during the year, while the payphones located in the Northeast and Midwest produce their highest call volumes during the summer months. In an effort to reduce the effects of seasonality and properly utilize network capacity, AMNEX has focused its marketing efforts on obtaining a better geographic balance for its payphone business, and increasing its hospitality and condominium customer bases, which locations are less affected by seasonality.

                  AMNEX also markets its services through participation in trade shows and advertisements in trade publications.

                  During the fiscal year ended December 31, 1995, AMNEX's customer, National Telecom U.S.A., Inc., and its affiliate, The Keystone Corporation, collectively accounted for 41% of the Company's revenues.

         Integrated Services Unit

                  The Integrated Services Unit is developing the Company's premise equipment and services business. The unit seeks to integrate the delivery of the hardware, local dial tone, telecommunications management and calling services required to service the needs of specific vertical markets. Currently, the Integrated Services Unit is pursuing two markets: the hospitality business (through AHE) and private pay telephones (through Crescent).

                  American Hotel Exchange, Inc.

                  Started in 1994, the Company's AHE subsidiary has shown steady growth. AHE was the first attempt by the Company to secure long term control of telecommunications services at hotel and other hospitality properties. AHE supplies the equipment, telecommunications management and calling services for all of the hotel property's needs on an exclusive basis. By controlling the dial tone, AHE can secure the telecommunications revenue from its customer's locations for various business units of the Company. Additional services, including payphones and debit cards, also can be deployed at these hotels, if desirable.

                  AHE has primarily marketed its services to small to medium-sized hotels. Based upon AHE's success to date, it intends to expand its marketing efforts nationally over the next two years, and target additional related market segments. Possible new markets could include hospitals, universities and military bases. AHE purchases some of the services it sells from the Network Services Unit, and receives commissions from the Telecom Services Unit, on a competitive basis. No governmental regulation is currently applicable to AHE's operations.

         Crescent Public Communications Inc.

                  In 1995, the Company established Crescent in order to acquire private pay telephone routes and thus gain control of the location's telecommunications services and reduce the costs associated with paying additional commissions to the route operator. In October 1995, the Company, through Crescent, acquired Crescent Communications, Inc., a New York-based COCOT route operator and customer of AMNEX. The acquisition included approximately 1,850 COCOT telephones in the New York metropolitan area. Crescent is actively seeking to acquire additional COCOT routes (see Item 13(a) hereof).

                  In addition to growth through acquisitions, Crescent regularly identifies and evaluates new sites for COCOTs. Typical locations for COCOTs include hotels, motels, health care institutions, airports, educational institutions, dining establishments, office and government buildings, and retail stores and shopping malls. Crescent seeks to enter into a long-term location agreement (generally 5 to 10 years) with the business owner or site manager pursuant to which the location owner would supply the space and electricity for the COCOT and would be entitled to receive a commission based upon phone utilization. Crescent installs, maintains and repairs the equipment, collects the coins from the phone coin vaults and pays phone line charges. Substantially all of the COCOTs serviced by Crescent are owned or leased by it with the balance being owned by various non-affiliated entities.

                  As a COCOT owner, Crescent derives commission revenues from the long distance and operator-assisted, non-coin calls made from its phones. AMNEX provides its operator-assisted and interexchange services at Crescent's phones. Crescent's services are marketed through an internal sales force as well as through independent representatives.

         Network Services Unit

                  The Network Services Unit provides both the Integrated Services and Telecom Services Units with the cost effective network components they each need to provide their individual products. Additionally, the Network Services Unit sells its products to other IXCs.

                  Switching Equipment and Network

                  AMNEX is a switched reseller, whose network includes Stromberg-Carlson Digital Central Office switches located in Orlando, Florida and New York, New York. The interconnectivity of the network's switches, coupled with AMNEX's advanced SS7 operating technology, ensure uniformity and a high grade of service. AMNEX has back-up systems which, in the event of a power outage or equipment malfunction, provide several layers of redundancy and route diversity to continue call processing. These systems include back-up battery power at both switch locations and a back-up generator system at the operator center. AMNEX believes that its network flexibility, and the low incremental cost to expand capacity, allow it to adequately service its customers throughout the country. The maintenance and repair of the AMNEX network is handled by highly trained and experienced technicians at each AMNEX switch site. The technicians on site are coordinated and supported by AMNEX's Network Control Center ("NCC") personnel in Orlando, six days a week between 6AM and midnight, and are on call 24 hours a day, seven days a week, to handle transmission, equipment, and switching problems. The NCC is also capable of contacting AMNEX's underlying carriers for trouble resolution at any time.

                  AMNEX's switching facilities are engineered for an effective grade of service of P.01, which means that 99.9% of all calls are completed in the busy hour. AMNEX's operator center complies with all industry standard answer time requirements, i.e., 90% of all operator-assisted calls answered within 10 seconds during the busy hour, or an average answer time of 2.5 seconds. AMNEX also utilizes a Bell Atlantic operator center located in Pennsylvania pursuant to the terms of an effective Bell Atlantic tariff. This arrangement gives AMNEX yet another level of redundancy and reduced operating costs.

                  AMNEX's ability to provide its service in a cost-efficient manner also depends upon its ability to purchase digital fiber optic and other state-of-the-art network facilities from other common carriers, either on a bulk or per minute basis. AMNEX connects with these carriers via dedicated digital facilities and retains the flexibility to re-route traffic to obtain the least costly and most efficient path available. Multiple connections and redundancy of facilities ensure continuing service in the case of a major facility outage or the failure of one underlying carrier's network.

                  1+ Coin Service

                  In 1995, AMNEX entered into agreements with several RBOCs which allow AMNEX to process interexchange coin calls placed from any LEC payphone at which AMNEX is the presubscribed interLATA carrier. The agreements allow AMNEX to provide these same services at phones served by other IXCs who designate AMNEX as their "1+" coin carrier. AMNEX expects to have similar agreements in place with the other RBOCs by the end of 1996.

                  In the second quarter of 1995, AMNEX began to deploy its 1+ Coin service for interLATA calls, a service which previously only AT&T provided. AMNEX's strategy in this market niche has been to offer this service to those IXCs that currently control the site where LEC pay telephones are located. The Company has already signed definitive agreements with the two largest operator service providers in the LEC pay phone market. Agreements are currently being negotiated with the other providers in this market, with the goal that AMNEX's 1+ Coin service will be used by substantially all IXCs, other than AT&T, by the end of 1996.

                  Wireless Technology

                  In late 1994,  the Company  obtained  the  exclusive  right to market a new wireless communications technology throughout Florida, parts of the Caribbean and the Metropolitan New York area referred to as LATA 132 (New York City, Long Island, and parts of Westchester). This technology could dramatically improve the throughput of existing telephone facilities and is being developed to operate at line speeds from 64 Kb/s to 45 Mb/s over wire or wireless facilities (i.e., at the DSO, DS1 and DS3 levels). The technology uses a noise sustain approach to transmit signals over frequencies that are unusable by conventional transmission systems and is virtually immune to noise, weather conditions and other interference. In addition to its uses as an overlay to existing wire infrastructures, the technology can be used on a wireless basis in many of the same applications. It is expected that this technology will have applications in both the interexchange and local exchange markets for transmission of voice and data to the home/office, and the delivery of enhanced voice, data and video services over twisted pair wire. In the event of successful completion of testing, AMNEX expects to utilize this technology to reduce certain of its fixed transmission costs and to enter new telecommunications markets. No assurances can be given as to the efficacy or commercial viability of the technology and AMNEX does not expect that the license it holds will generate any revenues in 1996. AMNEX has no ongoing financial obligations related to the development of this technology.

   Competition

         AMNEX

                  AMNEX experiences formidable competition from AT&T, which dominates the long distance and operator service businesses, as well as from MCI, U.S. Sprint, LDDS and various other third tier carriers providing "0+" services either as an adjunct to their "1+" business or as their primary business.

                  In 1995, after several intermediate steps, the FCC finally declared AT&T to be a non- dominant carrier, thereby granting it a wide range of pricing, tariff and operational flexibility. However, AT&T still does not have as much flexibility as is granted to non-dominant resale carriers such as AMNEX (see "Government Regulation - Federal Regulation").

                  AT&T and others currently provide long distance operator services on calls from BOC and GTOC-owned pay phones and have, and can be expected to retain, a significant share of this market, notwithstanding the ability of the Site Owners to select a new operator service provider as described previously and the introduction of intraLATA competition. Carriers other than AMNEX and AT&T are also free to enter the 1+ Coin market, although AMNEX does not anticipate that they will expend the capital and strategic resources necessary to enter this market niche.

                  In addition to AT&T, the LECs have significantly greater resources and experience than AMNEX and may find opportunities in the operator services business that would adversely affect AMNEX's growth potential. Several RBOCs have filed tariffs for and begun offering their operator services on a wholesale basis to other operator service providers. The 1996 Act allows them to enter the interLATA marketplace over time (see "Government Regulation-Recent Federal Legislation") and, subject to FCC review, to participate in the selection of the interLATA and intraLATA carrier at their own payphones. The BOCs can be expected to aggressively market their operator services in competition with AMNEX and other providers. In addition, most major IXCs, including MCI and U.S. Sprint, and certain major non-BOC LECs have entered the operator services business. Further, AMNEX is aware of numerous other companies engaged in the operator services business, either directly or through other entities, some of which have significantly greater resources than AMNEX.

                  Finally, some IXCs, notably MCI and AT&T, have introduced specialized operator service products such as 1-800-COLLECT and 1-800-CALL ATT which compete with a portion of AMNEX's operator services offerings. AMNEX believes that these "dial around" services have had an adverse impact on its revenues; however, the payphone operator is entitled to receive "dial around" compensation from the long distance service provider on certain types of calls, thus ensuring the operator a revenue stream from its telephones (see "Government Regulation-Federal Regulation"). This "dial around" compensation will be expanded in the future to include more types of calls (see "Government Regulation-Recent Federal Legislation").

                  AMNEX believes that the primary area of competition with AT&T and others relates to the commissions and surcharges paid to Site Owners or lessors of telephone locations for interstate calls, the enhanced services available to users at such locations, the quality of service provided and the rates charged to end-users (see "Government Regulation").

         Crescent

                  Crescent competes primarily with NYNEX in the identification of new sites for COCOTs. However, a number of other companies also market competitive services in Crescent's current market area. Crescent believes that the primary area of competition relates to the commissions paid to the business owners and the quality of service provided.

   Government Regulation

         Federal Regulation

                  AMNEX

                  As discussed under "Recent Federal Legislation," the 1996 Act will require the FCC to implement no less than 50 different rulemaking proceedings. Together with the required state proceedings, these initiatives will define the regulatory structure of the industry for the future, shifting the focus of regulators from regulation of monopolies to the creation of the predicates for full and fair competition in all markets, local and long distance. For the most part, these initiatives continue rather than reverse the direction already set by the FCC and many state commissions.

                  Long distance and operator service companies, such as AMNEX, are considered interstate common carriers by the FCC and are, therefore, subject to the jurisdiction of the FCC under the Communications Act of 1934 (the "Communications Act"), as amended by the 1996 Act. Under the Communications Act, long distance and operator service companies must charge just and reasonable rates and cannot engage in unreasonable practices or unreasonable discrimination. Commencing in 1983, the FCC substantially deregulated the interstate activities of non-dominant interexchange resellers, such as AMNEX. Under this FCC regulatory scheme, no tariff filing requirements were in effect for domestic "1+" services. However, a November 1992 appeals court ruling invalidated the FCC's prior policy and re-instituted the requirement that the "1+" services of all carriers be tariffed. This decision was affirmed by the United States Supreme Court in 1994. At its March 21, 1996 meeting, the FCC proposed to utilize its new forbearance authority (see "Recent Federal Legislation") to reinstate the prior policy. The FCC has always required the filing of tariffs for international service but has recently proposed to streamline such requirements by, among other things, allowing tariffs to become effective on one day's notice. While AMNEX has the requisite tariffs on file and is in compliance with the pertinent tariff requirements, the proposed FCC actions will have a positive effect on AMNEX by reducing the regulatory requirements with which it must comply.

                  On October 17, 1990, the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") was signed into law. TOCSIA amended the Communications Act by imposing a number of requirements on all carriers providing interstate operator services, including AMNEX, AT&T and the LECs. These requirements include, among other matters, the identification of the operator service provider and the end user's right to access other carriers. The legislation further required the filing of an informational tariff at the FCC. In November 1992, the FCC advised Congress of its determination that no further regulation of the operator service industry, including rate regulation, was necessary at this time. In March, 1996 the FCC adopted some additional rules and clarified others with regard to the provision of interstate operator services. AMNEX was already in compliance with such requirements and expects the new rules to have no material affect on its operations. AMNEX believes that it is in full compliance with both TOCSIA and the FCC's rules.

                  In 1991, the FCC also initiated a proceeding to determine the obligations of LECs (other than the BOCs and GTOCs) to provide billing and validation data to carriers other than AT&T. In April 1992, the FCC concluded that such information, including the information associated with some calling cards previously claimed to be proprietary to AT&T, should be made available to competitive carriers, including AMNEX. As they relate to validation, such services are further required to be provided on a tariffed basis. The FCC also determined that all LECs must stand ready to enter into mutual card honoring agreements with all requesting IXCs if they enter into such agreements with one IXC. LECs must also provide certain billing name and address information (but not necessarily billing and collection) for their calling cards.

                  The FCC has also concluded a proceeding investigating the status of the proprietary AT&T Card Issuer Identifier ("CIID") calling cards. These cards contain an account number that cannot be validated or billed by carriers other than AT&T. However, since customers can use this card by dialing "0+", carriers other than AT&T receive such calls from phones on which they are the presubscribed carrier. In November 1992, the FCC decided not to require AT&T to permit validation and billing of such cards. Instead, it required AT&T to take certain remedial steps and proposed that operator service providers such as AMNEX be compensated for the costs they incur in handling "0+" dialed CIID card calls which reach their networks in error. This compensation has had a positive effect on AMNEX's operations to the extent it has allowed AMNEX to recover previously unrecoverable operating expenses.

                  Consideration of the terms and conditions under which the above billing and validation obligations are to be fulfilled and how they will apply to new entrants in the local market is expected to be included in one or more proceedings initiated by the FCC as a result of the 1996 Act.

                  As discussed under "Industry Background," in October 1988, the Court held that Site Owners should be permitted to select the presubscribed IXCs for all calls originated by dialing "0" from such telephones. However, some industry members are supporting adoption of a new system of billed party preference whereby all calls of the type handled by AMNEX would be routed directly to the IXC of the billed party, and not through operator service companies. In 1992, 1994 and again in 1995, the FCC proposed to adopt a system of billed party preference for both BOC and non-BOC phones and sought public comments on a variety of issues related to its implementation and costs. The majority of parties filing comments opposed the implementation of billed party preference, citing its high costs, long (2-3 year) implementation time, technical drawbacks, consumer inconvenience and potential network disruptions as factors which outweighed any perceived benefits. Although the matter is still pending before the FCC, given the age of the proceeding, the record before it and the new mandate of the 1996 Act, the FCC is not expected to adopt billed party preference. However, there can be no assurances in this regard and such proposal, if adopted, would have a material adverse effect on AMNEX's operator service business.

                  In 1995, the FCC began several new proceedings relating to the provision of operator services. In February 1995, the National Association of Attorney Generals filed a Petition for Rule Making with the FCC, proposing additional branding disclosures by some operator service providers. This disclosure would inform the consumer that the call may not be carried by their regular phone company and to provide a number they could call to find out how to access their carrier of choice. The FCC has sought comment on this petition but has not proposed any rules adopting its suggestions. Comments on this petition have been consolidated with comments sought on an ex parte filing made by a broad industry coalition proposing that the FCC adopt a rate ceiling on operator assisted calls. The proposal would adopt a benchmark rate on a simple per minute basis, without regard to time of day, distance or whether the call was handled on an automated or live basis, or made with a calling card or collect. The petitioners propose this ceiling as an alternative to billed party preference, contending that it could be implemented more quickly and much less expensively.

                  AMNEX believes that adoption of the rate ceilings proposed by the coalition would not have an adverse impact on the overall profitability of its operator services business. However, there can be no assurances that the FCC will not adopt rate cap levels different from those proposed by the coalition which would adversely affect the profitability of AMNEX's interstate operator services. Similarly, there can be no assurances that the FCC will not adopt additional disclosure requirements which would adversely affect the volume and/or profitability of AMNEX's interstate operator services.

                  The FCC is also engaged in a comprehensive review of the rate structure for, and pricing of, interstate access services. In September 1992, the FCC adopted an interim plan, which plan is still in effect. While this structure has resulted in an increase in AMNEX's access costs, AMNEX believes that it has been able to minimize these increases through network reconfigurations designed to optimize network efficiencies and take advantage of available volume discounts. AMNEX believes that the overall impact this structure on its access costs is within the third tier average percentage impact estimated by the FCC and that this structure has not had a material adverse impact on its operations, network costs or profitability. However, there can be no assurances that the FCC will not adopt a permanent rate structure which is different than the interim structure and which will result in a substantial increase in the access costs paid by AMNEX and other competitive carriers. The FCC has indicated it expects to conclude its review of the access rate structure in tandem with its other proceedings under the 1996 Act.

                  In 1991, the FCC initiated a proceeding to adopt rules governing competitive carrier interconnection to LEC interstate special and switched access services. In 1992, the FCC mandated special access interconnection for competitive access providers, including physical co-location with LEC facilities. The requirement for physical co-location was overruled by an appeals court in 1994, but the requirement for virtual interconnection remains. In August 1993, the FCC adopted rules opening LEC switched transport services for competition. These rules mirror the rules adopted for special access services. The FCC is also considering a proposal to allow competitive tandem switched transport services. These FCC actions have enabled competitive carriers to connect to the BOCs' local networks to provide originating and terminating interstate access services in competition with the BOCs, and local exchange service where authorized by the relevant state commission. This development has had a positive impact on AMNEX's operations. Proceedings required by the 1996 Act, as well as the market entry requirements contained therein, are expected to hasten the creation of such interconnection arrangements.

                  Crescent

                  Current federal regulations require that COCOT owners offer unrestricted access from their phones by unblocking all major forms of access to other operator service providers (10XXX, 950-XXXX and 1-800-NXX-XXXX). Additional regulatory requirements include provisions which require the posting of certain consumer information and the prompt routing of emergency calls, and prohibit the payment of commissions by operator service providers at locations which block unrestricted access. The FCC has also adopted rules pursuant to which COCOT owners are entitled to receive compensation for "dial around" calls that are made to other operator or long distance service providers through the dialing of an access code. This decision has had a positive effect on Crescent. Moreover, the provisions of the 1996 Act regarding pay telephone services (see "Recent Federal Legislation") should have a positive impact on Crescent's operations by reducing access and local line costs, increasing the number of calls for which compensation is available and, to the extent the LECs increase their coin rates as a result of the implementation of the new requirements, allowing Crescent to charge higher rates for its services.

         Recent Federal Legislation

                  The 1996 Act, signed into law on February 8, 1996, represents the most significant reform of the Communications Act undertaken by Congress since the original law was adopted in 1934.

                  First and foremost, the 1996 Act provides for the opening of the intraLATA market to full competition. The new law prohibits state or local requirements that may have the effect of prohibiting or precluding competitive entry of a telecommunications service provider into the local market. The states may continue to regulate service providers in a competitively-neutral manner (consistent with the 1996 Act's provisions) to protect public safety and welfare, and to manage public rights of way. The FCC is given specific authority to preempt any state or local action not in conformity with this requirement.

                  The FCC has six months from enactment to promulgate the interconnection and access rules necessary to open the local market to competition. Each state may continue to adopt and enforce its own local interconnection and access rules, so long as the rules are not inconsistent with the 1996 Act. The statute relies on negotiated interconnection and access agreements between incumbent LECs and new entrants, but maintains a role for the states to approve interconnection agreements and arbitrate settlements if so requested.

                  The 1996 Act imposes several specific requirements on all LECs in order to achieve fair and equitable interconnection and access for all competitors. These requirements include: (1) restrictions on resale prohibition;
(2) a duty to provide number portability (i.e., the ability of users to retain their current telephone numbers when changing local service providers if they continue to be served by the same exchange); (3) dialing parity between providers so that all entities may have non-discriminatory access to, among other things, telephone numbers, directory assistance, operator services, and 911 emergency services, with no unreasonable dialing delays; (4) unrestricted access to poles, ducts and rights-of-way; and (5) reciprocal compensation arrangements for the transport and termination of traffic.

                  In addition to the above obligations, the incumbent LECs are further required to: (1) negotiate interconnection agreements in good faith; (2) provide interconnection at any technically feasible point that is equal in quality to that provided to the LEC itself and at rates, terms and conditions that are cost-based and non-discriminatory; (3) provide non-discriminatory access to network elements on an unbundled basis in a manner that enables the requesting provider to combine network elements to provide telecommunications services (network elements are to be priced in accordance with state commission approved rates which are cost-based, non-discriminatory, and which may include a reasonable profit); (4) resell local services to telecommunications service providers at wholesale rates which reflect the LECs "avoided" costs of marketing, billing, collection and other related LEC expenses; (5) provide reasonable public notice of changes in information necessary for the routing and transmission of services over its facilities; and (6) offer co-location of equipment necessary for interconnection or access, at just, reasonable and non-discriminatory rates.

                  The 1996 Act also now enables RBOCs to enter interLATA markets, within and outside of their existing service regions, as discussed below.

                  The RBOCs were authorized to begin providing interLATA services in markets outside of their current regions upon enactment of the law. The RBOCs must still obtain state authority to provide intrastate, interLATA services in the same way as any other prospective competitors, including AMNEX, must.

                  Before  providing  in-region  services,  the RBOCs  must first overcome a number of legal and regulatory hurdles. At a minimum, an RBOC must fulfill the requirements of a competitive checklist for interconnection, which list includes, among other things, interconnection, non-discriminatory access to network elements, non-discriminatory access to rights-of-way, local loop transmission and transport, local switching, 911 access, directory assistance, operator services, white pages directory listings, signaling, number assignment and portability and local dialing parity. Additionally, the RBOC must demonstrate to the FCC that, in each state where it seeks to provide interLATA service, it has entered into one or more binding agreements, approved by the state, to provide interconnection to a competing facilities-based service provider serving both commercial and residential subscribers. The FCC is required to make a determination that RBOC interLATA market entry is in the public interest. In reaching its determination, the FCC must consult with the DOJ whose input will have "substantial" though not "preclusive" effect, and with the relevant state. Upon receipt of interLATA authority, the RBOC must provide interLATA services through a structurally separate affiliate for a period of at least three years from the time authority is granted.

                  The 1996 Act also gives the private payphone industry the parity it has long sought with the payphones provided by the BOCs. In response to the private payphone owners' concerns, the statute prohibits a BOC from (1) subsidizing its own payphone services with revenues from its local exchange services, and (2) discriminating between BOC-provided and independently-provided payphones. Furthermore, the 1996 Act requires the FCC to complete a rulemaking proceeding addressing payphone issues within nine months from the date of enactment, including any reconsideration period. Such rulemaking must address a variety of issues including compensation for payphone providers. The legislation broadens the scope of previous compensation proceedings in two respects: first, compensation must apply to all payphone providers, not just to private payphone providers as before; second, the FCC must address all types of calls (except emergency and Telecommunications Relay Service calls) to ensure payphone providers are "fairly compensated for each and every completed intrastate and interstate call." Previously, the FCC had ordered compensation only for "access code" calls (1-800, 10XXX, etc.).

                  Another significant issue the FCC must address is the right of the BOCs to solicit their payphone customers to select the long distance carrier that will provide interLATA services from the payphone if the user does not select such a carrier. Prior to the 1996 Act, this issue was irrelevant because the BOCs were prohibited from offering interLATA services. Now, with the possibility of BOC entry into the interLATA market, whether and how a BOC may provide service at its own payphones is an issue. The 1996 Act grants the BOCs "the same right that independent payphone providers have" to negotiate with the Site Owner, but enables the FCC to eliminate this right if it is not in the public interest. The statute makes it clear, however, that the Site Owner is the ultimate decision-maker. Nothing in the 1996 Act, however, impairs existing contracts relating to payphone services.

                  Other issues that will be addressed in the rule making include the elimination of payphone service elements from interstate and intrastate access charges, non-structural safeguards for BOC payphone services, the ability of location owners to select intraLATA carriers, and the provision of "public interest payphones" in low income, rural, and other areas where there would not otherwise be a payphone.

                  Finally, the 1996 Act makes several other significant changes which affect all long distance carriers. First, it prohibits long distance carriers serving more than 5% of the nation's presubscribed lines from jointly marketing local and long distance services until the BOCs are permitted to enter the interLATA market. While this provision restricts the marketing activities of AT&T, MCI and Sprint, it presents an opportunity for carriers such as AMNEX to get a head start on the return of "one-stop shopping" to the telecommunications market.

                  Second, it allows the FCC to forebear from applying certain regulations to some classes of telecommunications carriers. As described above under "Federal Regulation", the FCC's forbearance policies recently suffered a series of setbacks as the Federal courts concluded on several occasions that the FCC's policy exceeded its Communications Act authority. Therefore, the 1996 Act is a significant step forward for the FCC because it not only permits the FCC to forbear, but mandates forbearance under certain circumstances.

                  While the passage of the legislation allowing BOC entry into the long distance market will create new and well financed competitors for
AMNEX's  markets,  AMNEX  believes  that  the  final  legislation  contains  the regulatory safeguards necessary to ensure that the existing competitive environment is preserved. In addition, AMNEX does not believe that such BOC entry into the long distance market will significantly affect its core markets. Moreover, AMNEX's management believes that it has adopted a business plan, including the various services described above, which will enable it to compete successfully with the BOCs. In particular, AMNEX believes that the introduction of local competition will have a positive effect on its current operations because it should result in a choice of access vendors and a reduction in access costs. In addition, the creation of a level playing field for its payphone operations should increase the value of its integration strategy.

         State Regulation

                  AMNEX

                  AMNEX is currently authorized to provide intrastate interexchange telecommunications services on a resale basis in 37 states pursuant to certificates of public convenience and necessity obtained from various state public utility commissions, or commerce departments, or because no such certificate is required. AMNEX may provide interstate service nationwide. In many states in which AMNEX provides services, rate caps are in effect and/or the provision of intraLATA operator assisted calling is prohibited or restricted. A few states have found the provision of competitive operator services not to be in the public interest. Several states have held or are holding generic hearings on competitive operator service providers. In addition, virtually all of the states that regulate the provision of operator services have their own set of guidelines, similar to those required on the federal level, with which providers must comply. To the extent that states prohibit or limit the provision of operator services, the 1996 Act is expected to result in the eventual opening of such markets, which should have a positive effect on AMNEX.

                  In addition, several states have lessened, or are considering proposals to lessen, their regulation of AT&T and/or the LECs. As on the federal level, the adoption of rules which significantly free AT&T or the LECs from regulatory scrutiny could have a material adverse effect on AMNEX's ability to build a nationwide market. All states will now have to consider the introduction of competition for the provision of local exchange services. At least 18 states allow facilities-based competitive local service providers to offer some form of both intraLATA toll and local exchange services, including basic local switched services in some cases. In addition, states are moving to order the implementation of intraLATA presubscription (1+ intraLATA equal access). More than a dozen states have already ordered the implementation of this technology. These initiatives are grandfathered by the 1996 Act even though intraLATA presubscription in other states is prohibited until the RBOCs are allowed into the interLATA market. States approving intraLATA presubscription include Florida and New York where AMNEX has a large portion of its operations.
This should have a positive impact on AMNEX's business.

                  Further, from time to time, various state legislatures may consider a variety of regulatory measures which could affect the manner, terms and conditions under which AMNEX could provide service in such states. While no major initiatives are currently underway, there can be no assurances that such proposals will not be considered or adopted in the future. If implemented in particular states, such proposals could have a materially adverse impact on the profitability of AMNEX's service in such states.

                     Crescent

                  New York currently regulates the provision of telephone service from COCOTs. Such regulation includes quality of service standards, reporting requirements and caps on rates for local and long distance calls made by depositing coins. COCOT owners are also subject to certain posting requirements relating to the provision of consumer information, including a number which can be called to obtain a refund for lost coins and to report an out of service condition. While Crescent is in compliance with all such rules and believes that compliance with any requirements adopted by the state commission will have no material adverse impact on its operations, there can be no assurances that the regulatory agencies will not adopt additional regulations which will adversely affect the profitability of its services.

                  In late 1995, the City of New York adopted legislation relating to the registry, permitting and franchising of public pay telephones installed on the city streets. Implementing regulations were adopted by the New York Department of Information Technology and Telecommunications in March 1996 to take effect March 31, 1996. The rules require that all payphones installed on the city streets, including payphones owned by NYNEX, comply with certain siting, maintenance and operational requirements. These include provisions relating to the physical locations at which payphones may be installed, proximity to other structures or street furniture, cleaning and service restoration standards, a requirement that free access to 911 be available and that "0-" calls be directed to an operator service provider certified to handle emergency calls (such as AMNEX). The rules also require that landlord consent be obtained for certain types of installations, that all phones be registered, and that the owner apply for a city franchise and permit and pay a yearly permit fee. The rules contain monetary penalties in the event of certain classes of violations and provide for removal of the phone under certain circumstances. Most significantly, however, the rules contain a grandfather provision relating to the siting requirements for already installed phones.

                  Crescent has already made the requisite interim permit and registry filings and paid all applicable fees for the approximately 1,680 phones it has on the city streets. The majority of Crescent's phones qualified for the grandfather provisions and no additional work is expected to be needed to bring them into compliance with the new rules. Crescent believes that any deficiencies relating to phones whose installations were not grandfathered can be cured by rerunning wires or obtaining landlord approval. While Crescent believes that all its phones are or will be in compliance with the new regulations and that it will be issued a franchise, there can be no assurances in this regard and failure to obtain the necessary franchise and permits for a large number of Crescent's phones would have a material adverse effect on its operations.

   Employees

                  As of March 22, 1996, the Company had 356 full-time employees and 65 part-time employees, including 252 telephone operators. None of the Company's employees is subject to a collective bargaining agreement.


                                     PART II


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Year Ended December 31, 1995 compared with Year Ended December 31, 1994

                  Revenues declined by 3% from 1994 to 1995 primarily due to the current trends impacting the operator services industry, including (i) increases in the number of consumers who dial access numbers to reach their carrier of choice, rather than dialing "0+" and utilizing the services of the operator services company who services the telephone ("Dial Around") and (ii) the continued efforts by governmental regulatory agencies to establish maximum rates which may be charged for "0+" calls ("Rate Caps"). During 1995, the Company also implemented stricter fraud control measures which resulted in reduced revenues. Such measures, however, resulted in increased profits through the reduction of bad debt and related costs. The total number of calls processed increased by 11% in 1995 to 26.3 million while the minutes billed increased by 1.5% to 125 million in 1995. Revenues did not increase correspondingly since the increase in calls and minutes related to "1+" calls which have lower rates than "0+" calls.


                  In order to combat the effects of Dial Around and Rate Caps, as well as the high commission expenses associated with operator services, during 1995, the Company's management established goals to strategically position the Company in markets which will lower its cost of sales, improve profit margins and secure its customer base. As a result, the Company began to shift its selling focus to new higher profit margin services while it converts its current operator services offering to the provision of transaction-based, wholesale services in the COCOT and presubscription business (i.e., the business which relates to a consumer's preselection of its long-distance service provider). These new services, which were offered initially during 1995, include hospital services, network management services, and 1+ Coin services. Although growth in the number of COCOT and presubscription phones providing operator services leveled out during 1995 as a result of this process, the Company's income before taxes increased to $1,760,114 for 1995, a 44% increase over 1994. In addition, the Company's return on revenues (income before taxes divided by revenues) increased to 1.7% in 1995 from 1.1% in 1994.


                  Cost of sales, as a percentage of revenues, decreased by approximately 1% (from 84% to 83%) between 1994 and 1995. Such decrease was due primarily to a reduction in commission expense which, as a percentage of revenues, decreased from 50.2% to 47.5%. Network costs increased, as a percentage of revenues, from 13.0% to 14.5% between 1994 and 1995. Commission expense decreased as a result of the Company's shifting into new higher profit margin services for which commissions, as a percentage of revenue, are lower, as well as due to the renegotiation of unprofitable customer commission agreements. Network expense increased due to an increase in fixed network costs resulting from a slight increase in fixed network cost rates and the expansion of the 1+ Coin fixed network.


                  Selling, general and administrative costs decreased $490,209 between 1994 and 1995 due to the change of business activities and management's cost reduction initiatives, and remained consistent as a percentage of revenues at 11.6% and 11.5%, respectively.

                  Interest expense for 1995 was $2,043,722, as compared to $1,793,317 for 1994. Such increase was due primarily to financing of equipment procured for AHE and the acquisition of CCI in the fourth quarter.

     Year Ended December 31, 1994 compared with Year Ended December 31, 1993

                  Revenues for the year ended December 31, 1994 of $108,737,115 were 96% greater than the revenues of $55,519,029 for the year ended December 31, 1993. Such increase resulted from both an increase in the number of calls processed (98%) and the number of pay phones on the Company's network (64%).

                  Costs of sales, as a percentage of revenues, increased 6% as compared to the year ended December 31, 1993. The increase was due primarily to an increase in commission expense paid to customers which, as a percentage of revenues, increased by approximately 8% as compared to the year ended December 31, 1993.

                  Selling, general and administrative expenses increased by $3,140,138 or 33% during 1994. Approximately 55% of this increase was due to the need for overhead to accommodate the Company's revenue growth. Such expenses, as a percentage of revenues, decreased from 17.1% for 1993 to 11.6% for 1994.

                  Interest expense for the year ended December 31, 1994 was $1,793,317 as compared to $1,185,125 for the year ended December 31, 1993. The increase was due primarily to the increased lending availability based upon the Company's increased revenues.

Liquidity and Capital Resources


                  The Company has a net working capital surplus of $530,848 as of December 31, 1995 as compared to a working capital deficiency of $3,114,062 as of December 31, 1994. Such change was primarily the result of the Company's net income for 1995 of $1,431,114 and the sale and issuance of Preferred Shares (as discussed below) during such year which resulted in gross proceeds to the Company of approximately $3,052,000.


                  Trade receivables at December 31, 1995 were $17,079,718 as compared to $20,710,945 at December 31, 1994. Receivables consist of uncollected revenues and surcharges which the Company bills and collects on behalf of itself and its customers and uncollected revenues for services provided to other IXCs. The Company improved the average collection period for its receivables by 16% from 70 days in 1994 to 59 days in 1995. Such improvement was due to improved collection efforts by the Company and its billing and collection agents.

                  The Company currently has in place lending agreements with its billing and collection agents pursuant to which it is currently provided advances of up to $22,600,000 at any one time based upon eligible receivables. Such eligible receivables are purchased by the lenders, with recourse, at the approximate rate of 76% of the gross amount thereof. AMNEX generally pays interest for such advances at an effective rate equal to the prime rate plus 2%. At December 31, 1995, the amount due to the lenders was $11,365,024. The lending agreements expire in February 2000.


                  Between April 1995 and May 1995, the Company obtained gross proceeds of approximately $3,052,000 through the sale of an aggregate of 1,085,000 Series E Preferred Shares at a purchase price of $2.8125 per share. Such proceeds were used for working capital purposes. The Series E Preferred Shares have the following rights and preferences, among others: (i) 8% dividend payable in cash or, at the option of the Board of Directors of the Company and subject to the requirements of applicable law, in Common Shares of the Company;
(ii) voting rights of one vote per share; (iii) the right to convert each share into one Common Share of the Company at a conversion price of $2.8125 per share, subject to certain antidilution adjustments and an adjustment downward on June 30, 1996, if the market price, as defined, of the Company's Common Shares is less than $2.8125 per share on the five trading days prior to such date; and
(iv) a liquidation preference in the amount of $2.8125 per share.


                  In October 1995, AHE obtained approximately $2,300,000 in financing through a sale and leaseback agreement for equivalent value of fixed assets. Lease payments are to be made in 48 equal monthly installments, including effective interest at 12% per annum.


                  In November 1995, the Company entered into a settlement agreement with a customer in order to satisfy outstanding claims for the recovery of advances of approximately $2,400,000. Advances made to customers represent cash provided to develop business opportunities for the Company and are generally repaid by the withholding of commissions otherwise due to the customer. In consideration for the Company compromising its claims, the customer agreed to place into escrow certain warrants to purchase 725,000 Common Shares and delivered a note in the principal amount of approximately $1,400,000. The Company has the right to cause the sale of such warrants and is entitled to receive the initial $800,000 of the sale proceeds.

                  The Company maintains various office, operations and computer facilities under operating and capital leases. As of December 31, 1995, the Company's minimum commitments for the following 12 months under non-cancelable leases was approximately $814,000. The Company anticipates that such commitments will be met through operating revenue.


                  The Company expects that normal recurring capital expenditures will be approximately $2,500,000 for 1996 and anticipates that cash flow from operations and asset-based financing will provide the funding required. No assurances can be given in this regard.


Acquisition

                  As part of the Company's plan to continue to diversify into higher margin business, gain a tighter control of the revenue producing asset and reduce its cost of sales, effective October 4, 1995, the Company purchased all of the outstanding stock of CCI, a private pay telephone operator with its primary business operations located in the greater New York City area. Such acquisition had the following effects on the Company's balance sheet at the date of acquisition: working capital decreased by $302,921; property, plant and equipment increased by $3,578,951; and intangibles and goodwill increased by $4,050,000. The total purchase price of $5,883,750 was paid as follows: (i) $1,550,000 four-year promissory note, subject to acceleration under certain circumstances; (ii) 415,250 Series F Preferred Shares (valued at $2,076,250); and (iii) $2,257,500 in cash obtained through financing with an independent financial institution (see Item 13(a) hereof).

                  The Series F Preferred Shares have the following rights and preferences, among others: (1) dividends on a pari passu basis with the holders of the Common Shares; (ii) voting rights of one vote per share; (iii) the right to convert each share into one Common Share of the Company at a conversion price of $5.00 per share, subject to certain antidilution adjustments and an adjustment downward on October 10, 1997 if the average market price, as defined, of the Company's Common Shares is less than $5.00 during the ten days prior to such date (but the conversion price reduction will not be to a price less than $3.50 per share); and (iv) a liquidation preference of $5.00 per share. At any time, the Company has the right to redeem the outstanding Series F Preferred Shares on thirty days notice at a redemption price of $5.00 per share (subject to the conversion rights of the holders of the Series F Preferred Shares).

                  The principal amount of, and accrued interest on, the note is convertible into Common Shares of the Company at a conversion price of $5.00 per share.

Recent Federal Legislation

                  As discussed in Item 1(c) hereof, in February 1996, the Telecommunications Act of 1996 was signed into law. The new statute is intended to promote competition in both the local and long distance markets. Prior to enactment, the RBOCs could not sell long distance service or manufacture equipment. Although such activities will now be permitted, before RBOCs may enter the long distance market, they must comply with a number of requirements that are designed to prevent them from unfairly using their market power to compete against the smaller industry participants. The law also calls for the FCC to further define, implement and oversee the new rules. The Company believes that its current activities are no more or less at risk, as a result of the new law, than they were before the law was passed. The Company additionally believes that it is well positioned to take advantage of some of the provisions in the new law and is currently considering which of the potential opportunities will offer the best results to the Company in the future.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMNEX, INC.



November 6, 1996                       By: /s/ Peter M. Izzo, Jr.
                                           ----------------------
                                           Peter M. Izzo, Jr., President