Form 10-Q
period 1996-09-30
AMNEX INC
filed 1996-11-14
CIK 793526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended                  SEPTEMBER 30, 1996
                          ----------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to

Commission File Number:                                       0-17158
                                   AMNEX, INC.
             (Exact name of registrant as specified in its charter)

 New York                                                            11-2790221
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

101 Park Avenue, Suite 2507, New York, New York                           10178
(Address of principal executive offices)                              (Zip Code)

                                 (212) 867-0166
              (Registrant's telephone number, including area code)
                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for
the past 90 days.                                        [ X ] Yes     [   ] No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value:
24,392,505 shares at September 30, 1996.

Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1996 and
                  December 31, 1995
         Condensed  Consolidated  Statements  of  Income - Three and Nine months ended September 30, 1996 and 1995
         Condensed  Consolidated  Statements of Cash Flows - Nine months ended September 30, 1996 and 1995
         Condensed Consolidated  Statements of Shareholders'Equity - Nine months ended September 30,  1996
         Notes to Condensed Consolidated Financial Statements -September 30,1996

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operation




                                                    AMNEX, INC.
                                       Condensed Consolidated Balance Sheets
                                         (in thousands, except share data)
                                                                                 September 30,       December 31,
                                                                                     1996                1995
                                                                                  (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                                   $      1,807         $        94
Trade receivables, less allowance for doubtful accounts
of $3,802 in 1996 and $2,954 in 1995                                              26,748              17,080
Parts inventory                                                                      369                 289
Deferred income taxes                                                                121                 121
Note receivable                                                                       11               1,290
Customer advances                                                                  3,403               3,940
Deposits and other current assets                                                    981                 602
                                                                               ---------              ------
Total current assets                                                              33,440              23,416

Property and equipment, net                                                       14,618              11,595
Deposits and other                                                                 2,049               3,953
Intangible assets, net                                                             7,061               1,361
Goodwill, net                                                                     29,675               9,255
                                                                               ---------            --------
                                                                                $ 86,843            $ 49,580
                                                                                 =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
Short-term debt                                                                 $ 16,420            $ 11,865
Accounts payable                                                                   4,275               4,266
Accrued expenses                                                                  10,508               3,200
Accrued commissions                                                                4,088               2,062
Current portion of capital lease obligations                                       2,113                 756
Current portion of long-term debt                                                    880                 737
                                                                                --------            --------
Total current liabilities                                                         38,284              22,886

Long-term debt, due to related parties                                             1,198
Capital lease obligations                                                          2,819               2,170
Long-term debt, less current portion                                               5,461               4,132
                                                                                --------            --------
Total liabilities                                                                 47,762              29,188
                                                                                 -------             -------

Commitments and contingencies
Minority interest                                                                     10

Shareholders' equity:
Preferred stock, $.001 par; authorized 5,000,000 shares                           10,882               9,023
Common stock, $.001 par; authorized 40,000,000 shares,
issued 24,410,755 shares at September 30, 1996 and 19,484,030
shares at December 31, 1995                                                           24                  19
Capital in excess of par value                                                    52,453              39,963
Common stock issuable                                                              2,630
Accumulated deficit                                                              (26,442)            (28,137)
                                                                                 -------             -------
                                                                                  39,547              20,868
Less: 18,250 Common Shares held in treasury, at cost                                (476)               (476)
                                                                               ---------           ----------
Total shareholders' equity                                                        39,071              20,392
                                                                                 -------             --------

                                                                                $ 86,843            $ 49,580
                                                                                 =======             =======


See notes to consolidated financial statements



                                                      AMNEX, INC.
                                      Condensed Consolidated Statements of Income
                            For the Three and Nine Months Ended September 30, 1996 and 1995
                                       (in thousands, except per share amounts)
                                                      (Unaudited)


                                          Three months ended September 30,     Nine months ended September 30,
                                               1996                1995           1996                1995
Revenues                                    $    37,430       $    30,391       $   88,188       $    80,644
                                                 ------            ------           ------            ------

Costs and expenses:
    Cost of sales                                29,325            25,529           70,863            66,635
    Selling, general and administrative           5,216             3,197           11,414             9,001
    Depreciation and amortization                   883               483            1,807             1,374
                                                    ---               ---            -----             -----
                                                 35,424            29,209           84,084            77,010
                                                 ------            ------           ------            ------

Operating income                                  2,006             1,182            4,104             3,634

Interest expense                                    869               456            1,973             1,368
                                                    ---               ---           ------            ------

Income before income taxes                        1,137               726            2,131             2,266

Provision for income taxes                          240               221              436               891
                                                    ---               ---         --------          --------

Net income                                  $       897       $       505       $    1,695       $     1,375
                                                    ===               ===        ==========       ==========

Preferred share dividend                            154               153              462               386
                                                    ---               ---         --------          --------

Net income available for common share       $       743       $       352       $    1,233       $       989
                                                    ===               ===        =========          ========



Earnings per common share                   $      0.03       $      0.02       $     0.06       $      0.05
                                                   ====              ====             ====              ====

Weighted average number of shares
 outstanding used in computing
 earnings per common share:                      24,666            19,796           22,014            19,118

















See notes to consolidated financial statements



                                                      AMNEX, INC.
                                    Condensed Consolidated Statements of Cash Flows
                                     Nine Months Ended September 30, 1996 and 1995
                                                    (in thousands)
                                                      (Unaudited)

                                                                                   1996             1995
                                                                              --------------     ---------
Cash flows from operating activities:
Net income                                                                    $    1,695       $    1,375
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                                  4,124            2,110
    Provision for losses on receivables                                             (494)            (778)
    Changes in operating assets and liabilities:
        Trade receivables                                                            546           (5,113)
        Parts inventory                                                              (80)
        Note receivable                                                            1,279
        Customer advances,
           deposits and other current assets                                         564             (105)
        Deposits and other assets                                                    169             (475)
        Accounts payable and accrued expenses                                     (3,888)            (316)
                                                                                  -------            -----
Net cash provided by (used in) operating activities                                3,915           (3,302)
                                                                                ---------          -------

Cash flows from investing activities:
    Cash paid on acquisition of Teleplus dealer agreement                         (1,500)
    Cash paid on acquisition of pay telephones                                      (150)
    Cash received on acquisition                                                     910
    Phone contracts purchased                                                       (579)
    Proceeds on disposition of assets                                                867
    Expenditures for property and equipment                                       (1,840)          (2,161)
                                                                                  -------          -------
Net cash used in investing activities                                             (2,292)          (2,161)
                                                                                   ------          -------

Cash flows from financing activities:
    Proceeds from sale of Preferred Shares                                         2,000            3,052
    Proceeds from sale of Common Shares                                              225
    Proceeds from the exercise of options                                            136            1,052
    Payment of Stock Registration costs                                              (20)
    Borrowings (repayments) under revolving credit, net                             (621)           1,666
    Payments on related party debt                                                  (146)
    Payments on long-term debt                                                      (557)             (70)
    Principal payments under capital lease obligations                              (927)            (230)
                                                                                  -------       ----------
Net cash provided by financing activities                                             90           5,470
                                                                                  -------        ---------

Net increase in cash and cash equivalents                                          1,713                7
Cash and cash equivalents at beginning of period                                      94              593
                                                                                  -------          -------
Cash and cash equivalents at end of period                                    $    1,807         $    600
                                                                                =========          =======










See notes to consolidated financial statements






Supplemental disclosure of cash flow information:

Nine months ended September 30, 1996:

1. In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.
2. Interest of approximately $1,601,000 was paid.
3. Income taxes of approximately $244,000 were paid.
4. Capital lease obligations incurred to acquire property and equipment were approximately $1,548,000.
5. The Company issued 4,099,086 Common Shares upon acquisition of Capital
     Network System, Inc.
6. The Company issued 550,725 Common Shares upon acquisition of National
     Business Exchange, Inc.
7. The Company holds 1,052,336 issuable Common Shares for the acquisition of the Teleplus, Inc. Dealer Agreement.
8. The Company issued 44,643 Common Shares pursuant to the conversion of $150,000 of debt plus accrued interest thereon.
9. The Company issued 54,340 Common Shares for the acquisition of pay telephones.

Nine months ended September 30, 1995:

1. The Company issued 125,000 Common Shares pursuant to an equity participation agreement.
2. The Company issued 332,500 Common Shares pursuant to the conversion of 33,250
     Series B Preferred Shares.
3. Interest of approximately $1,421,000 was paid.
4. Income taxes of approximately $151,000 were paid.

























See notes to consolidated financial statements





                                                          AMNEX, INC.
                                           Condensed Consolidated Statement of
                                          Shareholders' Equity December 31, 1995
                                          through September 30, 1996
                                                (in thousands, except par value)
                                                          (Unaudited)

                       Balance,     Exercise   Conversion  Issuance of                                Common              Balance,
                     December 31,   of Stock  of Preferred  Preferred  Conversion   Issuance of      Stock      Net   September 30,
                         1995        Options     Shares       Shares     of Debt   Common Shares   Issuable   Income       1996
                   --------------- ---------- ------------ -----------  -------   --------------   --------  --------   ---------
Common stock,
$.001 par value,
 Shares                    19,484         53          50                     45         4,779                              24,411
Amount                  $      19   $      1   $           $           $          $         4    $         $           $       24

Capital in excess of
par value                  39,963        135         141                    156        12,058                              52,453

Preferred stock
Series B                      362                                                                                             362

Series D                    3,533                                                                                           3,533

Series E                    3,052                   (141)                                                                   2,911

Series F                    2,076                                                                                           2,076

Series G                                                      2,000                                                         2,000

Common stock issuable                                                                               2,630                   2,630

Accumulated deficit       (28,137)                                                                            1,695       (26,442)

Treasury stock               (476)                                                                                           (476)
                        ---------- ----------  ----------   ----------  -------   -----------  ----------  --------     ----------

Total shareholders'
 equity                  $ 20,392  $     136 $             $  2,000    $    156   $    12,058   $   2,630  $  1,695    $   39,071
                          =======   ========   ==========  ========     =======    ==========    ========    ======        ======




















See notes to consolidated financial statements

                                   AMNEX, INC.

             Note to the Condensed Consolidated Financial Statements

  1.     Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996; results of operations for the three and nine months ended September 30, 1996 and 1995; cash flows for the nine months ended September 30, 1996 and 1995; and changes in shareholders' equity for the nine months ended September 30, 1996. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet has been derived from AMNEX's audited financial statements as of that date.

  2.          Preferred Stock

         In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.

         In September 1996, the Company obtained proceeds of $2,000,000 through the sale of an aggregate of 100,000 Series G Preferred Shares at $20 per share. The Series G Preferred Shares have the following rights and preferences, among others: (i) 5% cumulative dividend payable in cash or, at the option of the Board of Directors of the Company and subject to the requirements of applicable law, in Common Shares or additional Series G Preferred Shares of the Company, only upon conversion of the Series G Preferred Shares; (ii) voting rights, with the number of votes equaling the number of Common Shares issuable upon conversion of the Series G Preferred Shares as of the original issue date thereof; (iii) the right to convert each share into Common Shares of the Company at a conversion price generally equal to the lesser of (a) the average per share market value for the five trading days immediately preceding September 19, 1996 and (b) 80% of the average per share market value for the five trading days immediately preceding the conversion; and (iv) a liquidation preference of $20 per share plus an amount equal to accrued but unpaid dividends per share.

  3.     Acquisition of Capital Network Systems Inc.("CNSI")

         On April 26, 1996, the stockholders of CNSI signed a Stock Purchase Agreement (the "Acquisition")with the Company which provides for the exchange of 100% of the common stock of CNSI for AMNEX common stock. There were 4,099,086 shares of unregistered AMNEX Common Stock exchanged with the stockholders of CNSI in addition to certain payments made and to be made of approximately $1.1 million. The Acquisition closed on June 28, 1996, effective June 30, 1996. The accompanying financial statements give effect to the acquisition occuring effective June 30, 1996 and the results from operations has been reflected in the Statement of Operations for the three months ended September 30, 1996. The acquisition was accounted for as a purchase.

         The estimated purchase price and allocation thereof is presented below:

                                                                                      (in thousands)
         Market value of shares issued                                                $    14,859
         Less:  Discount for unregistered stock based upon
                a preliminary estimate of independent appraisal                            (4,458)
         Add:  Cash consideration to be paid                                                1,094
                                                                                           ------
                                                                                           11,495
         Add: Assumption of CNSI affitiate indebtedness which was not acquired                150
                Forgiveness for related party receivables - current                           409
                Forgiveness for related party receivables - long-term                         249
                Forgiveness of debt due from CNSI affiliate, which was not acquired           540
                Employee termination benefits                                               1,763
                Lease termination costs                                                       898
                Reduction of switching equipment to net realizable value                    1,076
                Estimated costs associated with Acquisition Agreement                         970
                Write-off of deferred financing costs                                         104
                                                                                              ---
         Estimated Purchase Price                                                     $    17,654
                                                                                           ======

         Allocation of the purchase price on the basis of fair value in excess of book value:


         Book value of CNSI net assets acquired                                       $    (2,467)
         Goodwill                                                                          20,059
                                                                                           ------
         Estimated Purchase Price                                                     $    17,654
                                                                                          =======


         The pro forma unaudited results of operations for the nine months ended September 30, 1996 and 1995 assuming the consummation of the CNSI acquisition as of the beginning of 1996 and 1995 are as follows (in thousands, except per share amounts):

                                                                           1996           1995
                                                                           ----           ----
         Revenues                                                    $    112,563    $   112,994
         Net income                                                         2,875           (368)
         Net income per Common Share                                 $       0.10    $     (0.02)

  4.     Acquisition of Teleplus, Inc. Dealer Agreement ("Teleplus")

         On August 31, 1996, Teleplus assigned to the Company its Dealer Agreement with CNSI in exchange for cash and AMNEX common stock. In exchange for the Dealer Agreement there are 1,052,336 of unregistered AMNEX
  Common Stock issuable to Teleplus, 526,168 issuable on January 30, 1997 and 526,168 issuable on January 30, 1998.

         The purchase price and allocation thereof is presented below:

                  Market value of shares issuable                                     $     3,757
                  Less:    Discount for unregistered stock based upon
                           a preliminary estimate of independent appraisal                 (1,127)
                  Add:     Cash consideration paid                                          1,500
                                                                                            -----
                  Estimated Purchase Price                                             $    4,130
                                                                                            =====

                  Allocation of the purchase price on the basis of fair value in excess of book value:
                           Covenant not to compete                                    $        10
                           Intangibles                                                      4,120
                                                                                           ------
                  Estimated Purchase Price                                            $     4,130
                                                                                            =====



  5.     Acquisition of National Business Exchange, Inc.("NBE")

                  On September 30, 1996, the stockholders of NBE signed a Stock Purchase Agreement with the Company which provides for the exchange of 80% of the common stock of NBE for 550,725 shares of unregistered AMNEX Common Stock having a market value of $1.9 million. After accounting for an unregistered stock discount and estimated acquisition costs the estimated purchase price is $1.68 million and has been allocated based on the fair value of the assets acquired.


  6.     Subsequent Event

         On November 8, 1996, the Company entered into an Asset Purchase Agreement with, among others, Coastal Telecom Payphone Company, Inc. with regard to the acquisition of, among other assets, approximately 4,300 pay telephones located primarily in New Jersey. The Asset Purchase Agreement provides for an aggregate purchase price for the assets to be acquired of $10 million, payable to the extent of $2.5 million in cash, and the balance in approximately 2,308,000 Common Shares of the Company. The Asset Purchase Agreement also provides for an additional payment, in consideration of certain restrictive covenants granted by each seller, among other consideration, of $2.0 million payable to the extent of $1.5 million in cash and the balance in approximately 154,000 Common Shares of the Company. The Company's obligation to pay the cash portion of the purchase price and additional consideration is subject to the receipt of financing. The Company has received a commitment letter for a loan in excess of the $4.0 million required to consummate the Asset Purchase Agreement and anticipates that it will be able to close the transaction on the scheduled closing date of November 15, 1996. In the event financing is not received, then , in lieu of tendering the $2.5 million cash portion of the purchase price and the $1.5 million cash portion of the additional consideration, the Company shall be obligated to deliver an aggregate of approximately 1,846,000 Common Shares of the Company. The purchase price is subject to adjustment under certain circumstances.

         As indicated above, the closing of the Asset Purchase Agreement is scheduled to occur on November 15, 1996, however, if the Company shall not have received the proceeds of the financing by such date, then the closing date may be deferred to a date not later than December 16, 1996. The consummation of the transaction is subject to the satisfaction of a number of conditions to closing. No assurances can be given that the Asset Purchase Agreement will be consummated on the terms set forth above or otherwise.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          Three and Nine Months Ended September 30, 1996 Compared with
                 Three and Nine Months Ended September 30, 1995

  Results of Operations


         Revenues for the three months ended September 30, 1996 and 1995 were $37.4 million and $30.4 million, respectively, and $88.1 million and $80.6 million, for the nine months ended September 30 1996 and 1995, respectively. The 1996 third quarter revenues included a full three months of operations from CNSI, which was acquired on June 28, 1996. Revenues from this transaction for the three months ended September 30, 1996 were $8.5 million, with $6.3 million derived from international operations and the remaining from the domestic 0+ and 1+ line of business. The 1996 third quarter operations also included $1.6 million in revenues from the Company's coin sent paid product and $1.6 million in revenues from the Company's payphone operations, these lines of business generated no appreciable revenues during the three months ended September 30, 1995. Other Company revenues for the quarter were $23.1 million for domestic operator services, $2.3 million for 1+ long distance and $0.5 million from integrated services. As projected, domestic operator services continued their decline in volumes from the previous year's third quarter results, a decline of $4.7 million or 16.7 % for the three month period ended September 30 1996 compared to 1995. This has been more than offset by increased revenues from the CSNI acquisition, new 1+ coin sent paid revenues and Crescent operations (pay phones), as noted above. The decrease in domestic operator services revenue has been caused by continuing trends impacting the operator services industry, including (i) increases in the number of consumers who dial access numbers, rather than dialing "0+" and utilizing the operator services company who provides services for the telephone used (referred to in the industry as "Dial Around") and (ii) continued efforts by governmental regulatory agencies to establish maximum rates which may be charged for "0+" calls ("Rate Caps"). For the most recent three month period, domestic operator services provided 68.1% of total revenues, while making up 93.2% of revenue for the same period last year. This planned revenue shift is consistent with the Company's efforts to develop and acquire revenue sources from new product lines.

         Cost of sales, as a percentage of revenues, was 78.3% and 84.0% for the three months ended September 30, 1996 and 1995, respectively and 80.4% and 82.6% for the nine months ended September 30, 1996 and 1995, respectively. The decrease relates to improved profit margins with the change of the product mix now offered by the Company. As the Company continues to rely less on domestic operator services, overall Company margins will continue to improve. Particularly, for the quarter, bad debt and billing and collection costs have decreased as a percent of sales as the international business (CNSI), coin sent paid and the payphone operation(Crescent) realize less dilution of receivables. Operator wages continued their decrease from a year ago as cost control measures implemented at the end of 1995 have been maintained. As a percentage of revenues, operator wages for the period September 30, 1996 and 1995 were 2.4% and 3.8%, respectively.

         Selling, general, and administrative expenses, as a percentage of revenues, were 12.9% and 11.1%, respectively, for the nine months ended September 30, 1996 and 1995. The increase relates directly to the acquisition of CNSI, which has redundant selling, general and administrative expenses. As part of the CNSI consolidation and integration plan, these costs are specifically targeted for reduction or elimination. Approximately $1.3 million of such costs were absorbed in operations for the three month period ended September 30, 1996. A significant portion of these costs have now been reduced or eliminated providing cost savings in future periods that will be reflected in earnings.

         Interest expense was $883 thousand and $483 thousand for the three months period ended September 30, 1996 and 1995, respectively. This is due to additional capital lease obligations of the integrated services product lines and increased loans associated with the Crescent acquisition in October 1995. Furthermore, it reflects approximately $280 thousand in interest for CNSI, represented by short term and long term borrowing assumed as part of the acquisition.

         The Company's Management has established goals to strategically position the Company in markets which will lower its cost of sales, improve profit margins and secure its customer base. This is expected to be achieved in part through the development and deployment of new technologies as well as through strategic acquisitions.

         As part of that  strategy,  as  discussed  more  fully in Note 5 of the
  Condensed  Consolidated  Notes  to  the  Financial  Statements,   the  Company
  purchased 80% of NBE as of September 30, 1996. As a furtherance of the Company's strategy, this acquisition should provide significant synergies to the existing cost structure of AMNEX, while providing a new and expanding business in billing and collection niche markets. There are no of results of operations of NBE in the statement of operations for the three or nine month periods ended September 30, 1996 and 1995. In addition, and as part of the consolidation plan of CNSI, the Company purchased CNSI's Dealer Agreement with Teleplus Inc. This will continue to increase margins in
  the  Mexico   international   market,  by eliminating specific commissions to
  brokers and agents.

         The Company may enter into other lines of business, through acquisition or internal development, where such lines of business are expected to meet its strategic goals.

  Liquidity and Capital Resources

         The Company had a working capital deficiency of $4.8 million at September 30, 1996, as compared to working capital of $530 thousand at December 31, 1995. The September 30, 1996 working capital deficiency reflects an improvement of $1.6 million since June 30, 1996. The most significant changes occurred in the second quarter of 1996 due to the CNSI acquisition. As of the June 28, 1996 closing, CNSI carried over a working capital deficiency of approximately $3.5 million. In addition, acquisition related accruals for reserves, transaction costs and obligations totaled another $4.7 million.

         The Company experienced a dramatic improvement in net cash provided by (used in) operating activities during the nine months ended September 30, 1996. Net cash provided by operating activities was $3.9 million for the nine month period ended September 30, 1996, as compared to cash used in operating activities of $(3.3) million for the period ended September 30, 1995. The improvement was primarily due to improved collection efforts with respect to the Company's trade receivables and customer advances, as well as cash flow provided by the Company's coin sent paid and payphone operations.

         In addition, as explained in more detail in Note 2, the Company obtained $2.0 million from the issuance of Series G Preferred Stock. As part of the agreement, additional equity lines of credit of $8.0 million are available to the Company, subject to the satisfaction of certain conditions,over the course of the next four quarters ending September 30, 1997. The lines are available in the maximum amounts of $0.5 million, $2.5 million, $2.5 million and $2.5 million for each of the next four quarters, should the Company , at its own discretion, but subject to the satisfaction of certain conditions, choose to draw down the equity lines. These draws would be similar in structure to the Series G Preferred Stock mentioned in Note 2 of the condensed consolidated financial statements.

         For a description of the acquisition of NBE, see Note 5 of the Notes to Condensed Consolidated Financial Statements.

  Recent Developments

         For a description of the terms of a certain Asset Purchase Agreement, dated as of November 8, 1996, between the Company and, among others, Coastal Telecom Payphone Company, Inc. (which agreement has not yet been consummated), see Note 6 of the Notes to Condensed Consolidated Financial Statements.

  Part II.  Other Information

  Item 1. Legal Proceedings

               None.

  Item 2. Changes in Securities

               None.

  Item 3. Defaults Upon Senior Securities

               None.

  Item 4  Submission of Matters to a Vote of Security Holders

               None.

  Item 5  Other Information

               None.

  Item 6. Exhibits and Reports on Form 8-K

               (a) Exhibits

                   2.1      Asset Purchase Agreement dated as of August 31, 1996 by and between Teleplus, Inc. and AMNEX, Inc.

                   3.1      Certificate of Amendment of Certificate of Incorporation filed September 16, 1996

                   3.2      Restated Certificate of Incorporation, as amended

                   3.3      By-Laws, as amended

                  10.1      Convertible Preferred Stock Purchase Agreement dated as of September 19, 1996 between
                            AMNEX, Inc. and Southbrook International Investments, Ltd.

                  27        Financial Data Schedule



               (b) Reports on Form 8-K

                        One Current Report on Form 8-K was filed during the quarter ended September 30, 1996 as follows:

                        Date of Report (date of earliest event reported):
                             June 28, 1996
                        Items Reported: 2 and 7
                        Financial Statements Filed:

                                             Capital Network System, Inc.

                        Historical Financial Statements

                        Report of Independent Auditors
                        Consolidated Balance Sheet as of September 30, 1995 and Consolidated Statement of Operations for the years ended
                                September 30, 1995, 1994 and 1993
                        Consolidated  Statement  of Changes in  Stockholders'
                                Deficit for the years ended September 30, 1995, 1994 and 1993
                        Consolidated Statement of Cash Flows for the years ended
                                September 30, 1995, 1994 and 1993
                        Notes to the Consolidated Financial Statements

                        Interim Period Consolidated Financial Statements
                                (Unaudited)

                        Consolidated  Balance  Sheet  as  of  June  30,  1996
                        Consolidated  Statement  of  Operations  for the nine
                                months ended June 30, 1996 and 1995
                        Consolidated Statement of Changes in Stockholders'
                                Deficit for the nine months ended June 30, 1996
                        Consolidated Statement of Cash Flows for the nine months
                                ended June 30, 1996 and 1995
                        Notes to the Consolidated Financial Statements


                                                AMNEX, INC.

                        Pro Forma Consolidated Financial Statements  (Unaudited)

                        Pro Forma Condensed Consolidated Balance Sheet as of
                                June 30, 1996
                        Pro Forma Condensed Consolidated Statement of Operations
                                for the six months ended June 30, 1996
                        Pro Forma Condensed Consolidated Statement of Operations
                                for the twelve months ended December 31, 1995
                        Notes to Pro Forma Condensed Consolidated Financial
                                Statements

                                    SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              AMNEX, INC.

       By:____/s/ Peter M. Izzo, Jr.____
            Peter M. Izzo, Jr.
            President and Chief Executive Officer
            Date: November 14,1996

       By:____/s/ Richard L. Stoun______
            Richard L. Stoun Chief Accounting Officer
            Date:November 14, 1996