Form 10-K
period 1996-12-31
AMNEX INC
filed 1997-04-15
CIK 793526

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
       (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                         -------------------------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-17158

                                   AMNEX, INC.

             (Exact name of registrant as specified in its charter)
      New York                                           11-2790221
 (State or other jurisdiction of                        (I.R.S Employer
  incorporation or organization)                        Identification No.)

  101 Park Avenue, New York, New York                      10178
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number    (212) 867-0166

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $109,103,230 as of February 14, 1997

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 28,121,328 shares outstanding as of February 28, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  BUSINESS

     (a)      General Development of Business.

     AMNEX, Inc. ("AMNEX"), through its operating subsidiaries (AMNEX and its consolidated subsidiaries collectively, the "Company"), provides a variety of telecommunications services for operator-assisted ("0+") and direct-dialed long distance ("1+") telephone calls transmitted throughout the Unites States on the Company's network and to and from international points, as well as related billing services. The Company focuses on selected niche telecommunications markets where it believes it can enter and operate profitably.

     In June 1996, AMNEX acquired all of the outstanding stock of Capital Network System, Inc. ("CNSI"), a telecommunications company engaged in the provision of 0+ calling services primarily to American and Canadian tourists traveling in Mexico. CNSI is also engaged in the provision of 1+ and 0+ services in the United States where, prior to its acquisition, it competed with AMNEX's domestic telecommunications subsidiary, American Network Exchange, Inc. ("ANEI") (see Item 1(c) hereof).

     In September 1996, AMNEX acquired 80% of the outstanding stock of National Business Exchange, Inc., now known as National Billing Exchange ("NBE"), which provides various billing services to telecommunications companies, including the ability to place billing transactions on the local telephone company bill page (see Item 1(c) hereof).

     In November 1996, AMNEX's wholly-owned subsidiary, Crescent Public Communications Inc. ("Crescent"), acquired certain assets of Coastal Telecom Payphone Company, Inc. ("Coastal Telecom"), Garden State Telephone Installation & Service Co., Inc. ("Garden State") and BEK Tel, Inc. ("BEK Tel"), all of which were New Jersey-based private pay telephone route operators and customers of ANEI. From September 1996 to March 1997, Crescent also acquired certain assets of several smaller pay telephone route operators in the New York area. Further, in March 1997, Crescent, through an 80%-owned subsidiary, Sun Tel North America, Inc. ("Sun Tel"), acquired certain assets of Sun Tel Inc., a Florida-based private pay telephone route operator. All such companies provided services of the same nature as Crescent (see Items 1(c) and 7 hereof).

     In October 1996, the Company realigned its management structure to reflect its different lines of business. Three operating divisions were established at the subsidiary level: TelCom, PubCom and Billing. Common corporate functions were assigned to the holding company level. Each of the three divisions has responsibility for specific lines of business and its own profit and loss.

     The TelCom Division provides international and domestic 1+ and 0+ telecommunications services; the PubCom Division owns and operates private pay telephones and provides telecommunications network management services to the hospitality industry; and the Billing Division provides billing services for telecommunications-related products. Common corporate functions at the parent level include human resources, information services, network and operations, legal and regulatory, corporate finance and accounting, and business development. This organizational structure is also intended to enable the Company to exploit certain market niches created by the passage of telecommunications reform legislation in early 1996 (see Item 1(c) hereof).

     The Company's strategy is (i) to develop telecommunications products and services which will enable it to provide the consumer with "end-to-end" services, while controlling the flow of traffic to its network through the ownership of customer access equipment, (ii) to continue to pursue vertical integration of new and/or additional services with the Company's existing markets to reduce its infrastructure costs and secure its customer base and
(iii) to expand through the acquisition of businesses that are either providers of traffic to its network or providers of the underlying services utilized by the Company. Additional consideration is given to those enterprises operating in markets where regulatory changes are taking place or are anticipated.

     Reference is made to Item 7 hereof for a discussion of a Preferred Share financing consummated by the Company during 1996.

     AMNEX is a New York corporation which was organized on March 15, 1985. Its principal executive offices are located at 101 Park Avenue, New York, New York 10178 (telephone number (212) 867-0166) (see Item 2 hereof).

    (b)      Financial Information About Industry Segments.

             Not applicable.

    (c)      Narrative Description of Business.

     Industry Background

     The long distance transmission and operator service provider industries evolved principally as a result of the new competitive opportunities created by the court-ordered divestiture by American Telephone and Telegraph ("AT&T") of its local operating companies (the "BOCs"). As discussed under "Government Regulation-Federal Regulation," the Telecommunications Act of 1996 (the "1996 Act") has further accelerated the development of local and long distance competition.

     In 1981, AT&T removed tariff restrictions that prohibited resale and sharing of Message Telecommunications Service ("MTS") and Wide Area Telephone Service ("WATS"). This led to an explosion of new entrants into the long distance telecommunications business, primarily as resellers. In 1982, the Department of Justice ("DOJ") and AT&T agreed to the terms of the Modification of Final Judgment ("MFJ") under which AT&T divested itself of all its BOCs. As part of the divestiture, the BOCs were organized into seven separate regions and seven Regional Holding Companies ("RBOCs") were created. The BOCs, and other independent companies which provide local telephone service, are generally referred to as local exchange carriers ("LECs").

     At divestiture, the United States was divided into 197 Local Access Transport Areas ("LATAs"). AT&T was given the right to handle interLATA long distance service and was permitted to handle intraLATA long distance service where allowed by the applicable state regulatory authority. Conversely, the BOCs were given the right to handle intraLATA service, but were prohibited from the interLATA market. Such differentiation was substantially modified by the 1996 Act (see "Government Regulation-Federal Regulation").

     The MFJ also required the BOCs to provide all interexchange or long distance carriers ("IXCs") with access to their local telephone exchange facilities which is "equal in type, quality and price" to that provided to AT&T. This was accomplished through the filing of access tariffs at the Federal Communications Commission (the "FCC") and at state public utilities commissions. Under these access tariffs, all IXCs, including AT&T, pay charges to the LECs for access to local telephone lines at both the originating and terminating ends of all long distance calls. Access charges represent the single largest component of most IXCs' cost of service. The BOCs, and subsequently all other LECs, also were required to conduct a presubscription process allowing business and residential consumers to select their long distance carriers. The 1996 Act continues these equal access obligations.

     A June 1984 decision of the FCC permitted the sale and installation of privately owned and operated pay telephones, known as COCOTs. Such decision ended the 100 year monopoly of the LECs in this area, and paved the way for the development of the independent payphone industry. LECs were required to provide dial tone connections for COCOTs and, subsequently, blocking and screening services intended to deter fraudulent usage of such phones. As a result of the passage of the 1996 Act and its nondiscrimination provisions, the independent payphone industry is expected to achieve parity in cost structure with LEC-owned payphones (see "Government Regulation-Federal Regulation-Domestic Operations-1996 Act").

     An October 1988 federal district court (the "Court") ruling required the BOCs, and subsequently the LECs owned by GTE Corporation ("GTOCs"), to conduct another presubscription process for the public pay telephones they owned. Since such phones are owned by BOCs and GTOCs, the Court determined that the owner of the premises on which the public pay telephone was located (the "Site Owner") rather than the owner of the phones should select the long distance service provider. Several other LECs have introduced similar programs, including Site Owner selection of the long distance service provider. The 1996 Act provides for the continued participation of the Site Owner in the long distance service provider selection process and allows for the Company to continue its efforts in this current core business.

     In May 1990, the Court required the BOCs to provide equal access for long distance calls which are paid for by coins deposited in their public pay telephones ("1+ Coin"). To this end, the BOCs were directed to file equal access plans with the DOJ and the 1984 waiver under which such calls were being routed automatically to AT&T was to be terminated within one year. Under the terms of the equal access plans, AT&T was permitted to continue to accept 1+ Coin service directly from the public pay telephones presubscribed to other IXCs, but only until such time as the presubscribed carrier designated either itself or another carrier to handle the traffic. Based on this ruling, ANEI and CNSI are entitled to receive the 1+ Coin traffic from all public pay telephones for which they have been selected to provide 0+ services and any other IXC may designate ANEI (instead of AT&T) to carry the 1+ Coin traffic originating at public telephones for which it is the presubscribed long distance carrier. This market niche, which is currently being exploited by ANEI as it deploys its 1+ Coin service nationally, will continue to be available under the 1996 Act.

     Equally significant, the 1996 Act, as well as recent actions on both the federal and state levels, will eventually open up the local exchange, and to the extent not already mandated, the intraLATA market, to full competition. As a result of the 1996 Act, all states are required to adopt rules establishing local competition and defining how the LECs are to open up their networks to their competitors (see "Government Regulation-Federal Regulation-Domestic Operations-1996 Act").

     Organization and Structure; Business Direction

     The Company, through its operating subsidiaries, is a provider of telecommunications and related billing services for telephone calls transmitted throughout the United States and to and from international points. Approximately 70% of the Company's revenues for the fiscal year ended December 31, 1996 were derived from its provision of operator services at public and private pay telephones; approximately 10% from the provision of telecommunications services to hotels and other hospitality locations in Mexico; and approximately 20% from the ownership and operation of private pay telephones, the provision of telecommunications network management services to the hospitality industry, and the provision of telecommunications services with regard to 1+ Coin, travel card and residential and commercial 1+ calls and other revenues (see "Business Units").

     During 1996, the Company completed certain steps to shift the focus of its future direction away from its core operator services business, which represented virtually all of the Company's revenues in 1994, 90% of the total revenues in 1995, and, as previously noted, 70% in 1996, and towards other telecommunications business which generate lower revenue per call than operator services, but have higher profit margins.

     Prior to the adoption of the 1996 Act (see "Government Regulation-Federal Regulation-Domestic Operations-1996 Act"), management of the Company believed that the then pending legislation would improve margins and create opportunities as barriers to market entry and regulatory obstacles were removed. Based on such belief, in October 1995 and in advance of these legislative changes, the Company acquired Crescent. This acquisition represented the Company's entry into the ownership of private payphones, a business which the Company anticipated was ripe to undergo radical positive regulatory change. As a direct result of the the 1996 Act, the FCC adopted new rules expanding both the eligible class of calls and the level of compensation paid by IXCs to independent payphone providers ("IPPs") such as Crescent. Such new rules positively affect the revenues from this part of the Company's business (see "Government Regulation-Federal Regulation-Domestic Operations-1996 Act").

     In order to expand its ownership of private payphones, in November 1996, Crescent acquired certain assets of Coastal Telecom, Garden State and BEK Tel. Through this transaction, approximately 4,300 telephone stations with locations primarily in the state of New Jersey were acquired, bringing the Company's domestic phone count to 6,300. A series of subsequent acquisitions increased this total to 7,500 at March 31, 1997. By the end of 1997, the Company expects to own and operate approximately 12,000 telephone stations throughout the United States.

     Similarly, in late 1995, management identified the 1+ Coin business as a viable one for it to enter. This service allows the consumer to make long distance coin calls from LEC-owned and operated pay telephones using the long distance provider selected by the Site Owner. Prior to the Company's entry into this business, only AT&T provided this service. To date, the Company has signed up approximately 600,000 phones for this service.

     In an effort to take advantage of emerging opportunities in the international telecommunications market, as well as improve operating efficiencies, in June 1996, AMNEX acquired CNSI. CNSI's primary business is the provision of 0+ calling services to, among others, American and Canadian tourists traveling in Mexico. The market penetration of CNSI has made its hospitality customer base second only in size to that of Telmex, the Mexican stated-owned telecommunications company. This business was a logical extension of the Company's domestic operator service and will utilize a common infrastructure. As part of the Company's international expansion, CNSI's business gives the Company a customer base in a deregulating international telecommunications market, where newly-deregulated services can be sold (see "Government Regulation-Federal Regulation-International"). In addition, the Company was able to utilize a common platform for CNSI's domestic operations and those of ANEI, providing further opportunity for cost reduction and improved efficiency.

     In January 1997, AMNEX acquired a minority equity position in Galesi Telecom International, Inc. ("GTI") (see Item 13 (a) hereof), a privately-owned telecommunications holding company with operations in Sweden and Germany. The transaction also contemplates the development of operating agreements and joint marketing efforts in the deregulating European market. In addition, between December 1996 and February 1997, CNSI, through its subsidiary, Capital Network Mexico ("CNM"), entered into a series of agreements with InvestCom S. A. de C.V. ("InvestCom"), a licensed Mexican telecommunications carrier, which allows CNM to resell intraMexico 1+ service to its customers in Mexico. Additional agreements are under negotiation which, if entered into, will further expand the Company's relationship with InvestCom. By virtue of these international relationships, the Company believes that it is well positioned to participate in the flow of traffic between Mexico, the United States and Europe. The Company intends to expand these relationships in 1997.

     Further, the Company has identified several underlying services, including billing services, which many competitors in the newly-deregulated marketplace will require to support new product deployment. Accordingly, in September 1996, to better position itself to supply these billing services needs, AMNEX acquired 80% of the outstanding stock of NBE, which currently provides its telecommunications company customers with the ability to place their billing transactions on the local telephone company bill. This service unit is expected to grow as more competitors begin to provide the new telecommunications services authorized by the 1996 Act.

     The Company is also planning to enter the local exchange market by providing dial tone and local calling services ("Local Service") for public access lines (initially, in the New York City area). The Company intends to enter the Local Service market by either reselling the LEC's services or by purchasing unbundled network elements and constructing its own service offerings. This provides the Company with another opportunity to further vertically integrate its service offerings and control the flow of traffic to its network (see "Government Regulation-Federal Regulation-Domestic Operations-1996 Act").

     Business Units

     To better manage its businesses, in October 1996, the Company realigned its management structure. Three operating divisions were established, and common corporate functions were assigned to the holding company level. Each of the three divisions, TelCom, PubCom and Billing, has profit and loss responsibility for specific business operations of the Company. The TelCom Division, through ANEI and CNSI, provides domestic operator services, long distance transmission services and travel card services to telephone users and also provides domestic support to the Company's international operations. Through CNSI, CNM and AMNEX International, Inc. ("AII"), the TelCom Division also provides international operator services, provides long distance transmission services in Mexico (currently as a sales representative for InvestCom) and acts as a carriers' carrier or international gateway providing bulk transport of traffic between the United States and international points. The PubCom Division, through Crescent, Sun Tel and American Hotel Exchange, Inc. ("AHE"), owns and operates private pay telephones and provides telecommunications products and network management services to the hospitality industry. The Billing Division, through NBE, provides billing and collection services to telecommunications companies for telecommunications-related transactions.

         TelCom Division

              Domestic

     The TelCom Division is responsible for developing and maintaining the Company's domestic telecommunications services businesses described under "Business Units" above. In 1996, this division had revenues of approximately $91,200,000 derived from operator services provided at payphone and hospitality locations and from its 1+ direct-dial long distance products. The following is the approximate breakdown of 1996 revenue from the provision of such telecommunciations services:

                           Payphones           $71,000,000
                           Hospitality          11,000,000
                           1+ Direct Dial        9,200,000
                                                ----------
                           TOTAL               $91,200,000
                                                ==========

                  Marketing and Customers

     Domestic operations have experienced a decrease in revenue since 1995 from the IPP and LEC base primarily due to slow sales growth throughout the industry. This industry-wide slowdown is due to market uncertainties and an increase in "dial around" calling (as discussed below). Sales efforts and promotional advances which have traditionally driven new sales growth were substantially reduced by the industry in 1996, due in large part to the uncertainty created by the threat of FCC rate caps being implemented (see "Government Regulation-Federal Regulation- Domestic Operations-Other Applicable Regulations"). This had the effect of flattening domestic operations growth. However, hospitality operations continued to reflect improved results in 1996, even though "dial around" and other competitive pressures have slowed growth.

     Given the current market conditions and the more stable state of the regulatory environment (see "Government Regulation-Federal Regulation"), the Company is planning to implement a targeted IPP sales program which includes advances and faster commission payments to the IPPs than its competitors. The Company believes this will enable it to capture new market share in this area, but no assurances can be given in regard thereto.

     "Dial around" calling programs such as 1-800-CALL-ATT and 1-800-COLLECT continued to take calls away from the Company's existing phone base (see "Competition-TelCom Division-Domestic"). In 1994, calls per phone per month averaged 13; by 1995 calls per phone per month were 12; in 1996, calls per phone per month had dropped to 10. Alternative dialing plans such as carrier proprietary calling cards and prepaid cards are expected to continue to apply pressure on the calls generated per phone. ANEI has itself begun providing "dial around" services in markets in which "dial around" calling has had negative effects. The Company anticipates these new services will result in a shift of revenues in future periods, although no assurances can be given that such efforts will be successful.

     The TelCom Division's operator services are being marketed to private payphone owners, Site Owners and RBOCs, as well as to hotels, motels, condominium developments, health care institutions, educational institutions and correctional facilities, primarily in areas where it has established network facilities. ANEI currently has originating access available in part or all of 31 of the 48 contiguous states plus the District of Columbia. ANEI has arrangements in place to provide its services on a nationwide basis, by using other carriers, such as MCI, to originate calls in areas where ANEI does not have its own network facilities. Such standard practice in the 1+ industry allows ANEI to provide its own services where technologically and economically feasible and to otherwise resell the facilities of other IXCs (see "Switching Equipment and Network").

     ANEI and CNSI market their services through a nationwide network of independent sales agents and dealers with whom they have entered into contractual arrangements as well as through their own direct combined sales force. Such arrangements with agents and dealers afford them the opportunity to receive commissions based on a percentage of revenues generated by the calls routed over the Company's network by the agent's or dealer's subscribers.

     ANEI's and CNSI's revenues are subject to seasonal variations. Many of the payphones located in the Southeast produce substantially higher call volumes in winter months than at other times during the year, while the payphones located in the Northeast and Midwest produce their highest call volumes during the summer months. In an effort to reduce the effects of seasonality and properly utilize network capacity, the TelCom Division has focused its marketing efforts on obtaining a better geographic balance for its payphone business, and increasing its hospitality and condominium customer bases, which tend to have calling volumes that are less subject to seasonal variation.

     The TelCom Division also markets its services through participation in trade shows and advertisements in trade publications.

     During the fiscal year ended December 31, 1996, ANEI's customer, National Telecom USA, Inc. ("National"), and its affiliate, The Keystone Corporation, collectively accounted for approximately 21% of the Company's revenues. Reference is made to Item 13(a) hereof for a discussion of an agreement entered into in February 1997 between ANEI and National pursuant to which, among other matters, ANEI was selected as the exclusive provider of telecommunications services to phones owned, leased or otherwise controlled by National during the ten year term of the agreement.

                  Operator Services

     ANEI provides 24 hour, seven-day-a-week live and automated operator services for telephone calls placed over its network. These services allow transient users at pay telephones and at locations such as hotels, motels, condominium developments, health care institutions, educational institutions and correctional facilities to complete calls on a collect, third party or person-to-person basis, or to charge such calls to a commercial credit card or telephone company calling card.

     ANEI's switching system receives all "0" dialed calls from phones subscribed to its network and completes the calls over a state-of-the-art leased communications network (see "Switching Equipment and Network"). ANEI's equipment and personnel at its switch and operator center sites furnish all operator functions, both live and automated, necessary to complete and bill a particular call. In providing such services, ANEI utilizes Signaling System Seven ("SS7") which speeds call processing for its customers. ANEI's ability to offer customized greetings, such as through its bilingual operator staff, further enhances its service offerings. ANEI has retained an unaffiliated third-party to validate billing numbers prior to call completion to reduce the risk of fraud (see "Revenues; Billing Arrangements").

     ANEI also provides live and automated operator services for CNSI's domestic and international operator-assisted traffic.

                  Direct Dial

     As a long distance provider, ANEI solicits small to medium-sized businesses, pay phone owners, hotels and hospitals and competes with providers such as AT&T, MCI, Sprint and a number of regional carriers. ANEI's product offerings are competitively priced, with higher volume and long-term contract customers receiving greater discounts.

     In 1996, ANEI expanded sales to other IXCs. It is contemplated that this wholesale market segment will continue to be expanded in 1997 with targeted carriers, debit card providers and international calling companies. The infrastructure of network, customer service, billing and collection is in place to support new growth. The wholesale market segment generates lower gross margins than ANEI's traditional service offerings; however, since selling, general and administrative expenses with regard to the wholesale market are substantially lower, operating profits are generally comparable.

     ANEI's message telecommunications services ("MTS") include both flat rated and mileage sensitive rate plans and can be accessed on a 1+ basis, or by dialing 10XXX, 950 or 800 numbers. In lieu of call by call dialing, 950 and 800 access can also be achieved through either the installation of a high speed dialer or the programming of other customer premise equipment. Such process allows calls to access the ANEI network via its 10XXX, 950 or 800 numbers. The customer's multi-digit security code is then passed on to a local ANEI switch for call clearance. ANEI's 800 service allows its customers to offer inbound toll free calling to their own customers.

                  Telephone Travel Card

     ANEI offers an enhanced travel card service marketed as the AMNEX Edge(R), which has been designed to meet the needs of the business and non-business traveler. The card allows the customer to access the ANEI network from any touch tone phone in the United States and Canada by dialing an 800 number. Once the authorization code associated with the travel card has passed validation, the customer can select from a menu of basic and enhanced calling features, including direct-dialed calling, conference calling, message delivery service and an array of informational services. Live operator assistance is also available, if required by the caller. Various levels of fraud protection and management summary reports are also offered to enable the user to maintain cost control of calling card expenses.

     In 1996, ANEI expanded its travel card program through affinity marketing programs and was successful in obtaining contracts with American Automobile Association of America franchisees throughout the country for a custom travel card to be marketed to its members. ANEI will seek to expand this segment in 1997.

                  Switching Equipment and Network

     ANEI is a switched reseller, whose network includes Stromberg-Carlson Digital Central Office switches located in Orlando, Florida and New York, New York. The interconnectivity of the network's switches, coupled with ANEI's advanced SS7 operating technology, ensure uniformity and a high grade of service. ANEI has back-up systems which, in the event of a power outage or equipment malfunction, provide several layers of redundancy and route diversity to continue call processing. These systems include back-up battery power at both switch locations and a back-up generator system at the operator center.

     The maintenance and repair of the network is handled by highly trained and experienced technicians at each switch site. The technicians on site are coordinated and supported by Network Control Center ("NCC") personnel in Orlando, six days a week between 6:00 A.M. and midnight, and are on call 24 hours a day, seven days a week, to handle transmission, equipment, and switching problems. The NCC is also capable of contacting ANEI's underlying carriers for trouble resolution at any time.

     The ANEI network also provides domestic origination and termination to the Company's other subsidiaries.

     ANEI believes that its network flexibility, and the low incremental cost to expand capacity, allow it to adequately service its customers throughout the country. However, in connection with the Company's ongoing business plans and decentralization efforts, the TelCom Division is examining the feasibility of outsourcing all or a significant portion of its switching and network requirements to one or more unrelated third parties (see Item 7 hereof).

                  Revenues; Billing Arrangements

     Revenues of both ANEI and CNSI consist of flat fees for the use of their operator services and per minute of usage charges for the use of their network services. Their operating expenses include the commissions payable to agents, IPPs and Site Owners, the transmission charges of the LECs and IXCs, validation, billing and collection charges and operator costs.

     Both ANEI and CNSI contract with an unaffiliated third party billing agent, OAN Services, Inc. ("OAN") to perform billing on their behalf. ANEI also contracts with a second unaffiliated third party billing agent, Zero Plus Dialing, Inc. ("ZPDI"). ANEI and CNSI calculate the charges for calls carried over their shared network and forward the call records to the billing agents. The records are then processed and forwarded to the appropriate billing LEC. The billing LECs collect the amount due from the end user and remit payment to the billing agents, which, in turn, remit payment to ANEI or CNSI. Such payments to ANEI or CNSI are net of billing and collection fees charged by the LECs, as well as a provision for uncollectible accounts and a per transaction fee for the billing agent's services. During 1997, the Company intends to consolidate all billing services through NBE's billing agreements. Such action would result in reduced costs in 1998 and better control and management of the billing process.

     ANEI utilizes a combination of in-house and outsourced billing systems to bill and collect calls made by its 800, travel card and direct dial customers. This direct billing process was designed to bill known customers with recurring monthly direct dial and travel card services.

              International

     The TelCom Division's international operations are conducted through CNSI, its subsidiaries and AII. CNSI is currently deriving revenues from hospitality services in Mexico and, to a substantially lesser degree, the Caribbean and Europe. AII is a newly-formed international carrier operation which seeks to enter into direct agreements with other carriers for the transport of international voice and data traffic.

     Mexico is one of the largest telecommunications partners with the United States. It is also a critical arena for the Company. Through CNSI, the Company services over 1,500 locations in Mexico by providing hospitality-based telecommunications services primarily to American and Canadian customers traveling abroad. CNSI's subsidiary, CNM, intends to market 1+ domestic and international long distance service in Mexico to CNSI's existing customer base. The Company believes that it can effectively sell newly-deregulated long distance services to its existing customer base and also to new customers throughout Mexico.

     AII, a licensed international carrier, has reached an agreement with InvestCom, one of eight authorized carriers in Mexico, for the carriage and transportation of international traffic in and out of Mexico. This will allow CNSI to sell, and AII to carry, Mexican-originated long distance domestic and international traffic.

     As with the TelCom Division's domestic revenues, the division's international revenues consist of flat fees for the use of its operator services and per minute of usage charges for the use of its network services. Operating expenses include the commissions payable to its agents, IPPs and Site Owners, the transmission charges of the local Mexican and United States carriers, validation, billing and collection charges and operator costs. CNSI also contracts with OAN to perform billing on its behalf for calls originated overseas but billed in the United States and Canada.

                  Marketing and Customers

     CNSI markets its international services through a network of independent sales agents with whom it has entered into contractual arrangements as well as through its own direct sales force. Such arrangements with agents afford them the opportunity to receive commissions based on a percentage of revenues generated by the calls routed over CNSI's network by the agent's subscribers. Since a majority of CNSI's subscribers are hotels in tourist areas, revenues are affected by seasonal variations. Many of the hotels serviced by CNSI produce substantially higher call volumes in winter months (when tourism in Mexico is at its peak) than at other times during the year.

     Several countries are experiencing telecommunication reform similar to that which has transpired in the United States. Many of these new foreign telecommunication competitors will, in all likelihood, be looking to secure a United States partner that can provide expertise to enhance entry in their domestic markets. Mexico and Europe, in the early stages of telecommunications reform, have large markets and provide the Company the ability to become a true international carrier. The Company intends to find ways to leverage domestic capabilities to provide similar services in foreign countries. Additionally, the Company expects to sell international voice service to both second tier carriers and direct customers.

         PubCom Division

     The PubCom Division is developing the Company's premise equipment and services business. The unit seeks to integrate the delivery of the hardware, local dial tone, telecommunications network management and calling services required to service the needs of specific vertical markets. Currently, the division is pursuing two markets: the hospitality business (through AHE) and private pay telephones (through Crescent and Sun Tel). The PubCom Division has recently been expanded to include ANEI's 1+ Coin business.

     Typically, IPPs deploy payphones and sell calling services to the public at a profit. By owning both the instrument and the network, the Company derives the benefits of being both an IPP and a network provider. Revenue and earnings are derived from both the ownership of the payphones and the network. Controlling the customer location helps eliminate customer turnover and the high expenses usually associated with sales, marketing and responding to competitive pressures. The same is true for the hospitality market.

     Recent regulatory decisions opening up the local exchange market complement the Company's plans for this area of its operations and provide opportunities to further reduce costs and add local service minutes to the network (see "Government Regulation - Federal Regulation- Domestic Operations-1996 Act"). These changes were anticipated and played an early role in formulating the Company's PubCom Division strategy.

                  PBX/Program

     Started in 1994, the Company's PBX program, provided through the Company's AHE subsidiary, has shown steady growth. The PBX program was the first attempt by the Company to secure long-term control of telecommunications services at hotel and other hospitality properties. AHE supplies the equipment, telecommunications network management and calling services for all of the hotel property's needs on an exclusive basis. By controlling the dial tone, AHE can secure the telecommunications revenue from its customer's locations for various business units of the Company. Additional services, including payphones and debit cards, also can be deployed at these hotels, if desirable.

     AHE has primarily marketed its services to small to medium-sized hotels (20 to 150 rooms). The PBX program is now in place in over 600 hotel and motel properties in New York, New Jersey, Florida, Colorado and California. By utilizing refurbished telephone systems and purchasing in large quantities, the Company is able to enjoy low capital costs when equipping a location with a relatively fast pay back. ANEI is currently providing 0+ service to these properties, but expects to provide all telecommunications services to these properties (including local service) beginning in 1997. Since hospitality room occupancy levels are at a historic high, AHE's revenues should benefit.

                  Private Payphones

     In 1995, the Company acquired Crescent, an owner and operator of private payphones, in order to obtain private pay telephone locations and thus gain control of such locations' telecommunications services and reduce the costs associated with paying commissions to private payphone owners. The acquisition included approximately 1,850 telephones. In November 1996, Crescent acquired certain assets of Coastal Telecom, Garden State, and BEK Tel, including approximately 4,300 phones. Additionally, certain assets of several other companies were subsequently acquired which contributed an additional 1,300 phones. As a result of these acquisitions, at March 31, 1997, the Company owned and operated a total of approximately 7,500 phones in the New York, New Jersey and Philadelphia corridor as well as in Florida.

     Most PubCom Division management functions are centrally located in the Company's Lake Success, New York facility (see Item 2 hereof). Technicians at the data center continually monitor payphone functionality, alarms, operating statistics, revenue production and other diagnostic data. Expansion within existing service areas results in significant reductions in selling, general and administrative expenses as a result of consolidating newly-acquired operations.

     The centralized facility also allows for the efficient and economical provision of back office functions such as the analysis of telephone bills, inventory control, equipment refurbishing and ordering, accounts payable/accounts receivable, sales, acquisition analysis, training, field dispatch and customer service. Field technical and coin handling functions are performed at regional dispatch centers located strategically in close proximity to the concentration of phones they support.

     The Company intends to continue to expand its payphone base, with growth expected to be focused on the Northeast, Southeast and Mid-Atlantic areas.
Regional concentrations of traffic allow the Company to use its network efficiently and provide a strong competitive advantage for Crescent over other IPPs.

     In addition to growth through acquisitions, Crescent regularly identifies and evaluates new sites for private payphones, or COCOTs. Typical locations for COCOTs include hotels, motels, health care institutions, airports, educational institutions, dining establishments, office and government buildings, and retail stores and shopping malls. Crescent seeks to enter into a long-term location agreement (generally five to ten years) with the business owner or site manager pursuant to which the Location Owner would supply the space and electricity for the COCOT and would be entitled to receive a commission based upon phone utilization. Crescent installs, maintains and repairs the equipment, collects the coins from the phone coin vaults and pays phone line charges. Crescent's services are marketed through an internal sales force as well as through independent representatives.

     As an IPP, Crescent derives commission revenues and "dial around" compensation (see "Government Regulation-Federal Regulation-PubCom Division") from the long distance and operator-assisted, non-coin calls made from its phones. ANEI provides its operator-assisted and interexchange services at Crescent's phones.

                  1+ Coin Service

     ANEI has entered into agreements with most RBOCs which allow it to process interexchange coin calls placed from any LEC payphone at which ANEI is the presubscribed interLATA carrier. The agreements allow ANEI to provide these same services at phones served by other IXCs that designate ANEI as their 1+ Coin carrier. At present, the service encompasses six RBOC regions covering 31 states. ANEI expects full deployment of the 1+ Coin service by the end of 1997. ANEI began to deploy its 1+ Coin service for interLATA calls in the third quarter of 1995, a service which previously only AT&T provided.

     The Company's strategy in this market niche has been to offer 1+ Coin service to those IXCs that currently provide long distance services to the site where LEC pay telephones are located. ANEI has already signed definitive agreements with the two largest operator service providers ("OSPs") in the LEC pay phone market as well as with substantially all other IXCs operating in that marketplace. ANEI currently has 600,000 LEC payphones under contract for 1+ Coin service with approximately one-half of such payphones located in areas where ANEI currently provides such service.

         Billing Division

     NBE is currently a value-added reseller of OAN billing and collection services (see "Revenues; Billing Arrangements"). NBE has been positioned to become a direct provider of billing and collection services in the LEC, direct and credit card billing environments. In order to accomplish this goal, NBE has re-engineered its out-clearing and remittance accounting software to meet the increased requirements of providing direct services. Additional software programming with regard to the systems is being undertaken.

     NBE has grown fairly rapidly over the past six months, particularly in the 1+ area. This is due in part to the implementation of special service messaging ("SSM") in the areas serviced by the GTOCs and Pacific Bell. SSM service allows enhanced telecommunications services ( e.g., paging charges, Internet usage charges or monthly service fees) to be billed on the local telephone bill. This service is provided through direct LEC contracts and not through OAN. As part of its marketing plan, NBE intends to market the service, as well as the provision of billing for Internet, paging, cellular and other similar services. NBE has also developed and deployed the systems necessary to support a new billing technology called invoice ready billing ("IRB") that greatly enhances the presentation of the billing information for its clients. NBE intends to market its IRB product to paging, Internet, cellular and personal communications services companies. The Company intends to use NBE to provide billing services to its other operating divisions in order to reduce its own billing costs and enhance NBE's profitability through economies of scale.

     NBE is positioned well for growth in the next few years (as billing becomes more complex) due to the changing number and nature of telecommunications services providers. The long-term strategy of the Company is for NBE to become a universal billing provider, providing direct billing to the end user for new full service providers, utilities and cable companies, as well as providing LEC and credit card billing.

     Competition

         TelCom Division

              Domestic

     The Company experiences formidable competition from AT&T, which dominates the long distance and operator service businesses, as well as from MCI, Sprint, LDDS WorldCom and various other third tier carriers providing both 1+ and 0+ services. AT&T and others currently provide long distance operator services on calls from BOC and GTOC-owned pay phones and have, and can be expected to retain, a significant share of this market. Further, the Company is aware of numerous other companies engaged in the operator services business, either directly or through other entities, some of which have significantly greater resources than the Company. Carriers other than ANEI and AT&T are also free to enter the 1+ Coin market, although the Company does not anticipate that they will expend the capital and strategic resources necessary to enter this market niche.

     In addition to AT&T, the LECs have significantly greater resources and experience than the Company and may find opportunities in the operator services business that would adversely affect the Company. For instance, several RBOCs offer their operator services on a wholesale basis to other operator service providers. In addition, the 1996 Act allows them to enter the interLATA marketplace over time (see "Government Regulation- Federal Regulation-Domestic Operations-1996 Act") and, subject to FCC review, to participate in the selection of the interLATA and intraLATA carrier at their own payphones. The BOCs can be expected to aggressively market their operator services in competition with ANEI, CNSI and other providers as early as the second quarter of 1997.

     Finally, some IXCs, notably MCI and AT&T, have introduced specialized operator service products such as 1-800-COLLECT and 1-800-CALL ATT which compete with a portion of ANEI's and CNSI's domestic operator services offerings. The Company believes that these "dial around" services have had an adverse impact on its revenues; however, since the payphone operator is entitled to receive "dial around" compensation from the long distance service provider on certain types of calls, the Company's payphone operations receive a revenue stream from these types of calls (see "Government Regulation-Federal Regulation-Domestic Operations-1996 Act").

     The Company believes that the primary area of competition with AT&T and others relates to the commissions and surcharges paid to Site Owners or lessors of telephone locations for interstate calls, the enhanced services available to users at such locations, the quality of service provided and the rates charged to end users (see "Government Regulation").

              International

     There are currently hundreds of United States carriers terminating international traffic on a resale basis. Previously, most of this traffic was carried over the networks of the larger facilities-based carriers, AT&T, MCI, Sprint, and LDDS WorldCom. However, the international switched voice and data environment is changing rapidly. Operating agreements between facilities- based United States carriers and their international counterparts historically have controlled both the flow of traffic and rates for the IMTS market. Parallel accounting rates and settlements were set by the FCC and international treaties in a monopoly environment and prevented both foreign and United States carriers from negotiating cost-based agreements. With the advent of competition in foreign countries, however, new carriers have emerged. These carriers are seeking United States partners capable of terminating United States-bound traffic in a cost effective manner. Since the existing dominant carriers are reluctant to deal with these new carriers and sacrifice the high revenues they enjoy from the current arrangement, opportunities exist for new entrants.

     Numerous companies currently compete with CNSI in the Mexican hospitality industry, and major carriers such as MCI, AT&T and several RBOCs have received, or are partners in companies which have received, licenses to carry intra-Mexico traffic. As in the domestic market, these carriers have significantly greater resources than the Company and may find opportunities that would adversely affect operating results. Nevertheless, the Company believes that the opportunities are large enough that it will be able to sell the newly-deregulated services to its existing base and build on its strategic relationship with InvestCom.

         PubCom Division

     Crescent competes primarily with the LECs in its service territories in the identification of new sites for private payphones. However, a number of other IPPs also market competitive services in Crescent's current market areas. Crescent believes that the primary area of competition relates to the commissions paid to the Site Owners and the quality of service provided.

         Billing Division

     The market is currently dominated by three major clearinghouses: OAN, ZPDI, and Integretel. These companies provide billing of 1+, 0+, and 900 services, and limited billing for enhanced services. The investment in infrastructure, LEC contracts and systems to provide these services has been high and has generally been a barrier to entry. Moreover, the approach taken by the major clearinghouses has limited their processing capabilities to message-based billing. Thus, the contracts currently held by the clearinghouses are inadequate to function in the emerging marketplace of IRB/SMS billing. By contrast, with its multi-product platform, NBE is positioned to process current and future marketplace transactions in addition to addressing the needs of the IRB/SMS marketplace.

     While the major companies such as AT&T, MCI and the RBOCs are expected to provide their own billing services, the emerging competitive marketplace should provide opportunities for clearinghouses, such as NBE, that can offer state-of-the-art, customized billing services to new entrants and others, such as cable and electric companies, that lack experience in telecommunications billing forms and inquiry operations.

     Government Regulation

         Federal Regulation

              Domestic Operations

     Long distance and operator service companies such as ANEI and CNSI are considered interstate common carriers by the FCC and are, therefore, subject to the jurisdiction of the FCC under the Communications Act of 1934 (the "1934 Act") and 1996 Act. Under the 1934 Act, long distance and operator service companies must charge just and reasonable rates and cannot engage in unreasonable practices or unreasonable discrimination. Commencing in 1983, the FCC substantially deregulated the interstate activities of non-dominant interexchange resellers such as ANEI and CNSI. As discussed below, the 1996 Act continues this trend, giving the FCC new powers to deregulate the industry and open new markets.

                  1996 Act

     The 1996 Act, signed into law on February 8, 1996, represents the most significant reform of the 1934 Act undertaken by Congress since the original law was adopted.

     First and foremost to the Company, the 1996 Act gives the private payphone industry the parity it has long sought with the payphones provided by the BOCs. In response to IPP concerns, the statute prohibits a BOC from (1) subsidizing its own payphone services with revenues from its local exchange services, and
(2) discriminating between BOC-provided and independently-provided payphones. Furthermore, the 1996 Act required the FCC to complete a rulemaking proceeding addressing payphone issues within nine months from the date of enactment. The legislation broadened the scope of previous compensation proceedings in two respects: first, compensation must apply to all payphone providers, including LECs, not just to private payphone providers as before; second, the FCC must adopt compensation rules including all types of calls (except emergency and telecommunications relay service calls) to ensure payphone providers are "fairly compensated for each and every completed intrastate and interstate call." Previously, the FCC had ordered compensation only for "access code" calls (e.g., 1-800, 10XXX, etc.).

     Another significant issue the FCC was required to address was the right of the BOCs to solicit Site Owners to select the carrier that will provide interLATA services from the payphone. Prior to the 1996 Act, this issue was irrelevant because the BOCs were prohibited from offering interLATA services. Now, with the possibility of BOC entry into the interLATA market, whether and how a BOC may provide service at its own payphones is an issue. The 1996 Act grants the BOCs "the same right that independent payphone providers have" to negotiate with the Site Owner, but enables the FCC to eliminate this right if it is not in the public interest. The statute makes it clear, however, that the Site Owner is the ultimate decision-maker with respect to the interLATA carrier. Nothing in the 1996 Act, however, impairs existing contracts relating to payphone services.

     As a result of the above statutory requirements, and in a series of orders released in the fourth quarter of 1996, the FCC established a new rate and mechanism for "dial around" compensation. During the one year period commencing November 6, 1996, IPPs are entitled to receive $45.85 per phone per month. During the following one year period, they will be entitled to receive $.35 per call on all originating access code calls as well as all toll-free calls originating at their payphones. Thereafter, IPPs will be entitled to receive the market-based rate established at the time for local calls. The foregoing will positively impact Crescent's operations.

     In order to fund these payments, however, the FCC has ordered IXCs, including ANEI, to contribute the additional "dial around" compensation for the IPPs. During the first year, only carriers with 1995 revenues in excess of $100 million (including ANEI) are required to contribute to the compensation pool. Since the obligation is based on relative revenues, ANEI's share is $0.0689597 per phone per month. After the first year, each IXC, regardless of revenue, will be obligated to pay on a per-call basis. LECs will also be eligible for compensation once they have terminated the subsidies for their payphones and had their comparably efficient interconnection ("CEI") plans approved by the FCC. In spite of the payments required to be made by ANEI, and viewed in terms of the current base of approximately 7,500 phones, "dial around" compensation is anticipated to have a substantial positive impact on the Company's earnings. However, if a substantial number of LECs are eligible for payphone compensation during the year while per phone compensation is in place, the difference between the amount received by Crescent and paid by ANEI will decrease, although the Company believes the net result will still be materially positive.

     Once per call compensation is in place, carriers to whom payphone calls are routed will be responsible for tracking each compensable call and remitting per-call compensation to the IPP. The carrier has the option of performing the function itself or contracting out these functions to another party, such as a LEC or clearinghouse. The FCC placed certain reporting and verification requirements on the carrier for the first two years.

     In addition, the FCC ordered states to ensure that payphone competition is promoted. To this end, each state was required to examine and modify its regulations applicable to payphones and IPPs, removing, in particular, those rules that impose market entry or exit requirements. In the one year period before per-call compensation is effective, states may continue to set the local coin rate. After this interim period, however, local coin rates will be deregulated and IPPs may charge market-based prices.

     Since subsidies from basic exchange and exchange access revenues will be discontinued, incumbent LEC payphones will be treated as deregulated and detariffed equipment. The FCC concluded that such equipment should be unbundled from LEC underlying transmission service in order to prevent improper cross-subsidization, but LECs do not have to provide their payphones through a structurally separate affiliate. AT&T must similarly detariff its payphones. Once the BOCs reclassify their phones and terminate all subsidies, so long as they do not otherwise receive compensation for 0+ calls made from their payphones, they may receive per call compensation; thus, ANEI will be required to pay per-call compensation on all 0+ calls originating from LEC phones.

     In an order released in September 1996 and affirmed in November, 1996, the FCC also granted the BOCs the right to negotiate with the Site Owner for the selection of the interLATA carriers for their payphones effective when their CEI plans have been submitted to and approved by the FCC. In so ruling, the FCC denied the petitions for reconsideration filed by IXCs urging that the FCC exercise its right under the 1996 Act to find that BOC participation in the selection of an interLATA carrier was not in the public interest. Instead, the FCC affirmed its earlier decision that, since the payphone industry is competitive and characterized by low barriers to entry, the BOCs were effectively prevented from exercising market power in the provision of payphone services. The FCC found that allowing BOCs to participate in the selection would not be equivalent to providing long distance service, as its order granted them no more than the right to participate as a contractual intermediary between a Site Owner and a third party interLATA carrier. The FCC also indicated that many long-term agreements currently exist between the Site Owner and the OSP, like ANEI, and that the existence of these enforceable agreements will ensure continued availability of choice. Finally, the FCC affirmed that the 1996 Act grandfathers all contracts in effect as of February 8, 1996, and emphasized that the Site Owner's right to choose the carrier should be protected from unjust and unreasonable practices, including interference with pre-existing arrangements between Site Owners and OSPs, as well as conduct which is unduly coercive of the Site Owner's right to choose the carrier for the payphones on its premises. As a result of the FCC's order, the BOCs, and in particular Bell South, are expected to begin to negotiate with Site Owners for the selection of a long distance carrier beginning in the third quarter of 1997.

     Based upon the FCC's ruling, local call rates in most jurisdictions are expected to rise in October 1997. Moreover, the required removal of local exchange subsidiaries from the LEC payphone operations, including the monthly line charges paid by Crescent, are expected to result in lower monthly line costs and usage charges by the end of 1997. This is expected to have a materially positive impact on the PubCom Division's earnings. However, several IXCs, as well as some state public utility commissions, have challenged the FCC's decision in court, arguing both that the "dial around" compensation rate level is too high, and that the FCC exceeded its authority by preempting state regulation of the local coin rate. There can be no assurance that the court will affirm the FCC's decision in all respects and that the "dial around" compensation rate levels and regulatory structure put in place by the FCC will be the final rate structure applicable to the Company's operations.

     Equally important are the 1996 Act's provisions for the opening of the intraLATA market to full competition. The new law prohibits state or local requirements that may have the effect of prohibiting or precluding competitive entry of a telecommunications service provider into the local market. The 1996 Act also enables RBOCs to enter interLATA markets, within and outside of their existing service regions. The RBOCs were authorized to begin providing interLATA services in markets outside of their current regions upon enactment of the law. The RBOCs must still obtain state authority, as discussed below, to provide intrastate, interLATA services in the same way as any other prospective competitors, including ANEI.

     Before providing in-region services, the RBOCs must first overcome a number of legal and regulatory hurdles. At a minimum, an RBOC must fulfill the requirements of a competitive checklist for interconnection. Additionally, the RBOC must demonstrate to the FCC that, in each state where it seeks to provide interLATA service, it has entered into one or more binding agreements, approved by the state, to provide interconnection to a competing facilities-based service provider serving both commercial and residential subscribers. The FCC is required to make a determination that RBOC interLATA market entry is in the public interest. In reaching its determination, the FCC must consult with the DOJ whose input will have "substantial" though not "preclusive" effect, and with the relevant state. Upon receipt of interLATA authority, the RBOC must provide interLATA services through a structurally separate affiliate for a period of at least three years from the time authority is granted.

     The 1996 Act also allows the FCC to forebear from applying certain regulations to some classes of telecommunications carriers. Prior to the enactment of the 1996 Act, the FCC's forbearance policies suffered a series of setbacks as the Federal courts concluded on several occasions that the FCC's policy exceeded its 1934 Act authority. Therefore, the 1996 Act is a significant step forward for the FCC because it not only permits the FCC to forbear, but mandates forbearance under certain circumstances. Since passage of the 1996 Act, the FCC has already begun to exercise this authority, adopting rules eliminating tariffs for many domestic services and proposing changes to expedite and streamline the complaint process. Although the FCC's detariffing order was appealed and a stay issued, this will have little practical impact on the Company since all tariffs are still in place and effective.

     The 1996 Act also gave the FCC six months from enactment to promulgate the interconnection and access rules necessary to open the local market to competition. Each state may continue to adopt and enforce its own local interconnection and access rules, so long as the rules are not inconsistent with the 1996 Act. The statute relies on negotiated interconnection and access agreements between incumbent LECs and new entrants, but maintains a role for the states to approve interconnection agreements and arbitrate settlements if so requested.

     In August 1996, the FCC completed the required rule making under the 1996 Act which established the standards for interconnection of the incumbent LEC networks with those of the new competitors. Among other things, the FCC adopted uniform, nationwide pricing rules and required that competitors be allowed to purchase unbundled network service elements and combine them in any manner they choose in order to provide local exchange service. The FCC ruled that such interconnection rates should be based on total element long run incremental cost ("TELRIC"), a forward looking cost methodology that does not generally include the embedded costs associated with monopoly service. In addition, the FCC adopted certain proxy rates, including resale discount rates, that states were required to apply in arbitration and interconnection proceedings in the event they were unable to, or chose not to, engage in the cost studies required by the TELRIC methodology.

     The FCC's order was appealed by various state public utility commissions as well as LECs, and the associated request for stay of the FCC's rules was granted by the United States Court of Appeals for the Eighth Circuit. As a result, the FCC's pricing rules and the so-called "pick and choose" provisions have been stayed pending final decision of such court. A decision is expected in 1997. Despite the stay, most states and state arbitrators have followed the FCC's preferred pricing methodology and adopted resale discounts comparable to the proxy rates announced by the FCC. Thus, the stay has had little practical negative effect on the economics of the local service market for new entrants. However, there can be no assurance given as to the final decision of the appeals court and any reversal by such court of the FCC's pro-competitive policy could have a material adverse effect on the Company's ability to effectively enter the local exchange market.

                  Other Applicable Regulations

     In 1990, the Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") was signed into law. TOCSIA amended the 1934 Act by imposing a number of requirements on all carriers providing interstate operator services, including ANEI, CNSI, AT&T and the LECs. These requirements include, among other matters, the identification of the OSP and the end user's right to access other carriers. In 1992, the FCC advised Congress of its determination that no further regulation of the operator service industry, including rate regulation, was necessary at that time.

     As discussed under "Industry Background", in 1988, the Court held that Site Owners should be permitted to select the presubscribed IXCs for all calls originated by dialing "0" from such telephones. However, some industry members are supporting adoption of billed party preference whereby all calls of the type handled by ANEI and CNSI would be routed directly to the IXC of the billed party, and not through OSPs. Since 1992, the FCC has been considering whether or not to adopt such a system for all payphones and has sought public comments on a variety of issues related to its implementation and costs. The majority of parties filing comments opposed the implementation of billed party preference, citing its high costs, long (two to three year) implementation time, technical drawbacks, consumer inconvenience and potential network disruptions as factors which outweighed any perceived benefits. Although the FCC is not expected to adopt this proposal, if adopted, it would have a material adverse effect on the Company's operator service business.

     In February 1995, the National Association of Attorney Generals filed a Petition for Rulemaking with the FCC, proposing additional branding disclosures by some OSPs. Comments on this petition were consolidated with comments on an ex parte filing made by a broad industry coalition proposing that the FCC adopt a rate ceiling on 0+ calls. The proposal would adopt a benchmark rate on a simple per minute basis, without regard to time of day, distance or whether the call was handled on an automated or live basis, or made with a calling card or collect. This ceiling was proposed as an alternative to billed party preference, contending that it could be implemented more quickly and much less expensively.

     In October 1996, the FCC requested additional comment in this proceeding, this time seeking comment on still a different proposal which would require all providers of operator services at aggregator locations to disclose orally, to the party to be billed, the rate for the call before connecting the call. Most industry commentors agreed that it was not technically feasible to disclose the specific rate for the call, but it was feasible to disclose the availability of a rate quote and how to obtain one. This proposal is still pending, although FCC action is expected in April or May 1997.

     The Company believes the adoption of a disclosure mechanism along the lines proposed by the industry would not have an adverse impact on the overall profitability of its operator services product. However, there can be no assurances the FCC will not adopt specific disclosure requirements or rate cap levels which would adversely affect the volume and/or profitability of the Company's interstate operator services.

     In December, 1996, the FCC instituted a rulemaking proceeding designed to comprehensively revise the rate structure for, and pricing of, interstate access services. The proceeding looks at both the access charge and price cap rules. The rulemaking offers two possible approaches for reducing access charges, establishing a transition to more cost-based charges and deregulating incumbent LEC services as competition develops. The first approach would rely on potential and actual competition to drive down access prices; the FCC would not prescribe any particular reductions and would relax the existing access pricing and price cap rules in response to the development of competition. The second approach is a prescriptive one under which the FCC would specify the nature and timing of changes to the existing rate levels. Specific proposals are requested, as is comment on whether the two approaches should be combined. The notice also includes proposals for a series of reforms to the access charge rate structure rules, including changes to the common line, local switching and transport elements. Finally, while refusing to take any action at this time to impose access charges on information service providers or the Internet, the FCC did issue a notice of inquiry on whether it should, in addition to access charge reform, also consider actions related to these users. In particular, it requested comment on how to effectively create incentive for the deployment of services and facilities to allow efficient transport of data traffic.

     While the industry attempts to influence the final design and implementation of access charges, it is anticipated the Company will enjoy lower access costs in the future. However, there can be no assurances that the FCC will not adopt access charge rules which might have an adverse impact on the Company. The FCC plans to adopt final rules in this area in April 1997.

              International Operations

     Despite its deregulation of a substantial portion of the domestic long distance market, the FCC has continued to assert more rigorous regulation over international telecommunications services, requiring that carriers obtain certificates of public convenience and necessity and file tariffs. In addition, United States carriers were required to comply with the FCC's International Settlements Policy ("ISP") which specified certain bilateral accounting rates to which carriers must adhere. The ISP prevents foreign carriers from discriminating among United States carriers and requires the equal division of accounting rates, non-discriminatory treatment of United States carriers and proportionate return of inbound traffic. The fundamentals of this regulatory structure had not changed even after the entry of United States carriers into the IMTS market.

     In December 1996, the FCC adopted rules intended to introduce a more flexible framework for regulating accounting rules, relying on competitive forces to determine termination costs and efficient resource allocation, when appropriate. Specifically, the FCC authorized United States carriers to propose methods to pay for terminating international calls other than by the traditional prescribed method of bilateral accounting rates. Subject to certain competitive safeguards, the FCC will now permit carriers to enter into alternative pay arrangements with foreign carriers in countries (currently, only Canada, Sweden, New Zealand and the United Kingdom) that satisfy the FCC's so-called equivalent competitive opportunities ("ECO") test. Alternative arrangements will also be considered in non-ECO countries where the United States carrier can demonstrate that the deviation will promote market-oriented pricing and competition while precluding abuse of market power by the foreign carrier. The FCC's approach is intended to stimulate competition, allow United States carriers to respond more rapidly to changing conditions in the global telecommunications market, and reduce call termination costs. The Company's associations with carriers in ECO countries or ECO-candidate countries are intended to position it to take maximum advantage of these new regulatory initiatives and enable it to enjoy those benefits on an immediate basis.

     In another late 1996 order, the FCC proposed revisions to its existing accounting rate benchmark ranges. Such revisions were intended to update the benchmarks to reflect recent technological improvements and their associated cost reductions, as well as recognize market structure changes. The FCC believes that, as long as accounting rates remain above costs, foreign countries will be reluctant to introduce competition. Thus, the proposed revisions to and updating of the published accounting rate benchmarks are intended to achieve rates which more closely reflect costs and reinforce the FCC's commitment to the development of global IMTS competition.

         PubCom Division

     Current federal regulations require that IPPs offer unrestricted access from their phones by unblocking all major forms of access to other OSPs (10XXX, 950-XXXX and 1-800- NXX-XXXX). Additional regulatory requirements include provisions which require the posting of certain consumer information and the prompt routing of emergency calls, and prohibit the payment of commissions by OSPs at locations which block unrestricted access.

     The FCC has also adopted rules pursuant to which IPPs are entitled to receive compensation for some "dial around" calls that are made to other operator or long distance service providers through the dialing of an access code. The 1996 Act reinforced these rules, and required the FCC to expand the scope of such rules and take certain actions to ensure the termination of subsidies to LEC-owned payphone operations (see "Government Regulation-Federal Regulation- Domestic Operations-1996 Act").

     State Regulation

         TelCom Division

     ANEI and CNSI are currently authorized to provide intrastate interexchange telecommunications services on a resale basis in 45 states pursuant to certificates of public convenience and necessity obtained from various state public utility commissions, or commerce departments, or because no such certificate is required. Rate caps are in effect in most states in which they provide services. Rate caps are expected to be introduced in New Jersey during the second quarter of 1997. In addition, virtually all the states which regulate the provision of operator services have their own set of guidelines, similar to those required on the federal level, with which providers must comply.

     The passage of the 1996 Act should open up new intrastate opportunities for ANEI and CNSI in that it will force those states that currently prohibit the provision of intraLATA services and/or which have found the provision of competitive operator services not to be in the public interest to open up these markets. In fact, the FCC has already preempted the State of Connecticut's prohibition on private payphones and similar petitions are expected to be favorably viewed.

     All states will now have to consider the introduction of competition for the provision of local exchange services. Many states are moving to order the implementation of intraLATA presubscription (1+ intraLATA equal access). Most states have already ordered the implementation of this technology, and more are expected to follow suit in the next year.

     Further, from time to time, various state legislatures may consider a variety of regulatory measures which could affect the manner, terms and conditions under which ANEI or CNSI could provide service in such states. While no major initiatives are known to be currently underway, there can be no assurances that such proposals will not be considered or adopted in the future. If implemented in particular states, such proposals could have a materially adverse impact on the profitability of the Company's service in such states.

         PubCom Division

     New York, New Jersey, Florida and Pennsylvania, the states in which Crescent operates, currently regulate the provision of telephone service from COCOTs. Such regulation includes quality of service standards, reporting requirements and caps on rates for local and long distance calls made by depositing coins. COCOT owners are also subject to certain posting requirements relating to the provision of consumer information, including a number which can be called to obtain a refund for lost coins and to report an out of service condition. While Crescent believes that it is in compliance with all such rules and that compliance with any requirements adopted by the state commission will have no material adverse impact on its operations, there can be no assurances that the regulatory agencies will not adopt additional regulations which will adversely affect the profitability of its services. In particular, the New Jersey Board of Regulatory Commissioners is expected to implement new rules in May 1997 which will, among other things, limit the rates to be charged from payphones. However, given the Company's vertical structure, the availability of a hardship waiver and the Board's stated intention to address concurrently the issues surrounding removal of subsidies from the line charges and usage rates paid by IPPs to the LECs, the limitations are not expected to have a materially adverse impact, although no assurances can be given in this regard.

     In late 1995, the City of New York adopted legislation relating to the registry, permitting and franchising of all pay telephones installed on the city streets. Implementing regulations were adopted by the New York Department of Information Technology and Telecommunications in March 1996. The rules require that all payphones installed on the city streets, including payphones owned by NYNEX, comply with certain siting, maintenance and operational requirements. These include provisions requiring that "0-" calls, i.e. calls dialed with only the digit "0", be directed to an OSP certified to handle emergency calls (such as ANEI). The rules contain monetary penalties in the event of certain classes of violations and provide for removal of the phone under certain circumstances. Most significantly, however, the rules contain a grandfather provision relating to the siting requirements for already installed phones.

     Crescent has already made the requisite interim permit and registry filings and paid all applicable fees for the approximately 1,680 phones it has on the city streets. The majority of Crescent's phones qualified for the grandfather provisions and no additional work is expected to be needed to bring them into compliance with the new rules. Crescent believes that any deficiencies relating to phones whose installations were not grandfathered have been cured by rerunning wires or obtaining requisite approval. Crescent has also applied for the necessary city franchise and permanent permit authority. While Crescent believes that all its phones are in compliance with the new regulations and that it will be issued a franchise, there can be no assurances given in this regard and failure to obtain the necessary franchise and permits for a large number of Crescent's phones would have a material adverse effect on its operations.

     In addition, several municipalities in New Jersey currently require that IPPs obtain a franchise for certain of their phone locations. Crescent believes that it is currently in compliance with any applicable rules.

     Employees

     As of March 22, 1997, the Company had 397 full-time employees and 25 part-time employees, including 146 telephone operators. In addition, the Company hires certain support staff through temporary employment agencies and currently employees 25 such workers at its operator center in Orlando and 38 in Mexico. None of the Company's employees is subject to a collective bargaining agreement.

     Reference is made to Item 7 hereof for a discussion of a certain restructuring plan pursuant to which certain of the Company's core operating functions would be realigned or outsourced.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales.

         Not applicable.

Item 2.  PROPERTIES

     The executive offices of the Company are located at 101 Park Avenue, New York, New York where approximately 4,200 square feet of space are rented under a sublease expiring in October 1997. The approximate base annual rental for such premises is $128,000. The Company anticipates seeking other space in New York City upon the expiration of the sublease.

     ANEI's corporate office, data processing operations and Florida switch site are located at 100 West Lucerne Circle, Orlando, Florida, where it occupies approximately 28,000 square feet of space pursuant to various leases. Certain of such leases expire between 1998 and 1999; others have expired and are being renegotiated. The approximate aggregate base annual rental for such premises is currently $540,000.

     The Florida operator center is located at 1516 Colonial Drive, Orlando, Florida where ANEI occupies approximately 13,400 square feet of space pursuant to a lease which expires in 1998. The lease provides for a current base annual rental of approximately $185,000.

     ANEI's New York switch site is located at 60 Hudson Street, New York, New York where the Company occupies approximately 5,700 square feet of space pursuant to a lease that expires in 2001 and provides for a current base annual rental of $171,000. The Company is renting an additional 5,000 square feet of space at the same location, pursuant to leases that expire in 2001. The current annual rental for the additional space is approximately $107,000. Such rent increases periodically to a yearly maximum of approximately $116,000. A substantial portion of the above space is currently being subleased by the Company at market rates.

     Crescent's corporate office and operations are located at 6 Nevada Drive, Lake Success, New York where it rents approximately 23,300 feet of space under a lease expiring in 2007 and providing for a current base annual rental of approximately $128,000 (with a fixed increase of approximately $5,800 per year for the term of the lease).

     CNSI's and NBE's operations are currently located at 600 Congress Avenue, Austin, Texas, where CNSI has rented approximately 40,400 square feet of space under a lease which expires in 2000 and provides for a current base annual rental of $153,300. CNSI and NBE occupy approximately 21,500 square feet of the total leased premises. The remaining space has been or is intended to be subleased at market rates. The lease contains an option to renew for a five year term with certain specified increases in the base annual rental. The Company is currently considering whether certain CNSI functions can be performed at ANEI's Orlando, Florida facility (see Item 7 hereof).

     The Company believes that its premises are adequate to meet its needs.

Item 3.  LEGAL PROCEEDINGS

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     (a) Market Information.

     AMNEX's  Common  Shares are traded in the Nasdaq  SmallCap  Market  (Nasdaq
Symbol: AMXI). The following table sets forth, for the periods indicated, the high and low bid prices for AMNEX's Common Shares, as reported by Nasdaq:

                                           High                Low
1995 Calendar Year

First Quarter                              $3.75              $2.50
Second Quarter                              3.06               2.38
Third Quarter                               5.63               2.56
Fourth Quarter                              4.94               3.25

1996 Calendar Year

First Quarter                              $4.31              $2.88
Second Quarter                              4.12               3.25
Third Quarter                               3.88               2.81
Fourth Quarter                              3.63               2.56

     The above quotations represent interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     (b) Holders.

     As of December 31, 1996, there were 1,075 holders of record of Common Shares of AMNEX.

     (c) Dividends.

     AMNEX has neither declared nor paid any dividends on its Common Shares since inception and the Board of Directors does not contemplate the payment of dividends in the foreseeable future. Any decision as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

     In February 1993, AMNEX issued 356,000 Series B Preferred Shares. The holders of the Series B Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at the rate of $.40 per share per annum, and no more. Subject to the requirements of applicable law, dividends on the Series B Preferred Shares are payable annually in cash or, at the option of the Board of Directors, but subject to the requirements of applicable law, in Common Shares. AMNEX has paid dividends to the holders of the Series B Preferred Shares through the period ended April 30, 1995. There are currently 72,450 Series B Preferred Shares issued and outstanding, the remainder having been converted into Common Shares.

     In August 1994, AMNEX issued 1,413,337 Series D Preferred Shares. The holders of the Series D Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at the rate of $.25 per share per annum, and no more. Subject to the requirements of applicable law, dividends on the Series D Preferred Shares are payable annually in cash or, at the option of the Board of Directors, but subject to the requirements of applicable law, in Common Shares of AMNEX. To date, no dividends have been paid to the holders of the Series D Preferred Shares and no such holders have converted such shares into Common Shares.

     Between April 1995 and June 1995, AMNEX issued an aggregate of 1,085,000 Series E Preferred Shares. The holders of the Series E Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at the rate of $.225 per share per annum, and no more. Subject to the requirements of applicable law, dividends on the Series E Preferred Shares are payable annually in cash or, at the option of the Board of Directors, but subject to the requirements of applicable law, in Common Shares of AMNEX. To date, no dividends have been paid to the holders of the Series E Preferred Shares. There are currently 1,035,000 Series E Preferred Shares issued and outstanding, the remainder having been converted into Common Shares.

     In September 1996, AMNEX issued 100,000 Series G Preferred Shares. The holders of the Series G Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at the rate of $1.00 per share per annum, and no more. Subject to the requirements of applicable law, dividends on the Series G Preferred Shares are payable at the time of conversion of the Series G Preferred Shares, in cash or, at the option of AMNEX, but subject to the requirements of applicable law, in Common Shares or additional Series G Preferred Shares (which AMNEX is required to immediately convert into Common Shares). There are currently 16,250 Series G Preferred Shares issued and outstanding, the remainder having been converted into Common Shares.

     (d) Recent Sales of Unregistered Securities.

     During the fiscal year ended December 31, 1996, AMNEX issued or sold the following equity securities other than in transactions registered under the Securities Act of 1933, as amended (the "Securities Act"):

          (i) Effective January 1996, AMNEX issued 50,000 Common Shares to Trinkaus & Burkhardt (Schweiz) AG upon conversion of an equal number of Series E Preferred Shares. Such Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as the Common Shares were a security exchanged by AMNEX with its existing preferred shareholder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

          (ii) Effective May 1996, AMNEX issued 245,000 Common Shares to certain executive officers (see Item 11(a) hereof) and a consultant pursuant to its 1996 Restricted Stock Grant Plan. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (iii) Effective June 1996, in connection with the acquisition of all the issued and outstanding capital stock of CNSI, AMNEX issued to various individuals 4,099,086 Common Shares and two-year warrants for the purchase of an aggregate of 400,000 Common Shares at an exercise price of $4.51 per share. Such Common Shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (iv) Effective July 1996, AMNEX issued 44,643 Common Shares to Spring Technology Corp. upon conversion of a certain promissory note in the principal amount of $150,000, together with accrued interest thereon. Such Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as the Common Shares were a security exchanged by AMNEX with its existing promissory noteholder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

          (v) Effective August 1996, in consideration of certain consulting and advisory services rendered, AMNEX granted to Robb, Peck McCooey Clearing Corporation a three-year warrant for the purchase of 50,000 Common Shares at an exercise price of $3.0625 per share. Such warrant was issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (vi) Effective September 1996, AMNEX sold 100,000 Series G Preferred Shares to Southbrook International Investments, Ltd. ("Southbrook") at a purchase price of $20.00 per share. The Series G Preferred Shares are convertible into Common Shares at a conversion price generally equal to the lesser of $3.5125 per share or 80% of the average per share market value for the five trading days immediately preceding conversion. In consideration of the purchase of the Series G Preferred Shares, concurrently therewith, AMNEX issued to Southbrook and its designee five-year warrants for the purchase of 225,000 and 50,000 Common Shares at exercise prices of $5.29 and $3.53 per share, respectively. Such Series G Preferred Shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (vii) Effective September 1996, AMNEX issued an aggregate of 550,725 Common Shares to James E. Everingham and Daryl A. Frame in connection with its acquisition of 80% of the outstanding capital stock of NBE. Such Common Shares were issued pursuant to the exemption from registration provided by
     Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (viii) Between September 1996 and December 1996, AMNEX issued an aggregate of 245,742 Common Shares to designees of Coastal Communications of America, Inc. ("CCOA") in connection with Crescent's acquisition of certain assets of CCOA. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (ix) Effective October 1996, AMNEX sold an aggregate of 75,000 Common Shares to certain individuals, including Kenneth G. Baritz, Chairman of the Board of the Company (25,000 Common Shares), and other employees, at a purchase price of $3.00 per share, such price being equal to the market value of the Common Shares at the time of the purchase agreement. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (x) Effective November 1996, AMNEX issued an aggregate of 2,098,373 shares to designees of Coastal Telecom, Garden State and BEK Tel in connection with the acquisition of certain assets of such companies. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (xi) Effective December 1996, AMNEX issued 195,808 Common Shares to Southbrook upon the conversion of 21,250 Series G Preferred Shares. Such Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as such Common Shares were a security exchanged by AMNEX with its existing preferred shareholder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

Item 6.  SELECTED FINANCIAL DATA

     The following financial information with respect to the Company as of December 31, 1996, 1995, 1994, 1993 and 1992 and for the years then ended has been derived from the Company's audited consolidated financial statements for such years. The consolidated balance sheets as of December 31, 1996 and 1995, the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 and auditor's report with regard thereto are included in Item 14(a) hereof.

     Effective August 1992, the business of Eastern Pay Phones, Inc. ("Eastern") was sold. In addition, in October 1992, the operations of AMNEX Interactive, which had previously taken over the operations of Communications Technologies, Inc. ("COMTEC"), were discontinued. Accordingly, the operations of Eastern and COMTEC are reflected in the Statement of Operations Data as discontinued operations.

     Effective October 4, 1995, the Company purchased all of the issued and outstanding common shares of Crescent Communications, Inc ("CCI"), which subsequently merged with Crescent. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations for Crescent have been included in the Statement of Operations Data from the date of acquisition.

     Effective June 30, 1996, the Company acquired all of the outstanding common shares of CNSI. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of CNSI have been included in the Statement of Operations Data from the date of acquisition.

     Effective September 30, 1996, the Company acquired 80% of the outstanding common shares of NBE. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations for NBE have been included in the Statement of Operations Data from the date of acquisition.

     Effective November 20, 1996, Crescent acquired certain assets, including approximately 4,300 pay telephones, from Coastal Telecom, Garden State and BEK Tel. The acquisition was accounted for using the purchase method of accounting. Accordingly, the Statement of Operations Data includes operating results from the date of acquisition.

     The information set forth below should be read in conjunction with the consolidated financial statements of the Company and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 hereof.

                          Statement of Operations Data
                       (in thousands, except share data)

                                                    Year Ended December 31,
                                   1996            1995          1994          1993          1992
                                   ----            ----          ----          ----          ----

Revenues                        $117,142         $105,890      $108,737      $55,519        $38,799

Income (loss) from
continuing operations             (4,248)           1,431           541           98         (3,814)

Income from discontinued
operations                            --              ---           ---          ---            190(1)

Net income (loss)                 (4,248)           1,431           541           98         (3,623)

Net income (loss)
available for Common
Shares (2)                        (5,264)             888           250          (36)        (3,623)

Net income (loss) per
Common Share from
continuing operations
available for Common
Shares:

Primary (2)                         (.23)             .05           .02         (.01)         (1.79)

Fully Diluted                       (.23)             .05           .02         (.01)          (.69)

Net income per Common
Share from discontinued
operations:

Primary                              ---              ---           ---          ---            .09(1)

Fully Diluted                        ---              ---           ---          ---            .03(1)

Net income (loss)
available for
Common Shares
per Common
Share:

Primary (2)                         (.23)             .05           .02         (.01)         (1.70)

Fully Diluted                       (.23)             .05           .02         (.01)         (0.66)

Weighted average number of
shares outstanding:

Primary                       23,274,219       19,416,497    13,522,815    6,915,449      2,136,668

Fully Diluted                 23,274,219       19,416,497    13,522,815    6,915,449      5,528,913

                                               Balance Sheet Data
                                                 (in thousands)

                                                            December 31,

                                   1996            1995          1994          1993          1992
                                   ----            ----          ----          ----          ----

Total assets                     $90,515        $49,580        $39,773       $27,815       $19,182

Working capital
(deficiency)                      (4,994)           531         (3,114)       (6,420)      (12,034)

Long-term
obligations                       22,972          6,302            767           642         1,558

Shareholders'
equity (deficit)                  33,320         20,392         12,870         6,477          (935)

(1)      Includes $1,307 net gain on disposal of discontinued operations.
(2)      Gives effect in 1996, 1995, 1994 and 1993 to $616, $543, $291 and $134,
         respectively, in Preferred Share dividend accruals. Also gives effect in 1996 to $400 in deemed dividends with respect to the Series G Preferred Shares.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated operations and financial condition. The discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto. The consolidated balance sheets of the Company as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 are included in Item 14(a) hereof.

Results of Operations

     Year Ended December 31, 1996 compared with Year Ended December 31, 1995 Future Realizable Value of Certain Assets; Contemplated Plan of Restructuring

     During the fourth quarter of 1996, the Company began to analyze the future realizable value of certain assets, including (i) certain receivables, (ii) certain intangible assets relating to certain customer agreements and (iii) certain investments. The Company has determined that the value of these assets has been permanently impaired substantially due to changes in the Company's industry resulting from the enactment of the 1996 Act and other regulatory action. The charges resulting from such determination, which totaled $7,248,000 before income taxes, give effect to the implementation of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ($3,716,000) and a write down to estimated future realizable value of customer advances and other receivables ($3,532,000).

     In addition and as part of an overall Company reorganization, the Company embarked in the first quarter of 1997 on a plan of restructuring. This restructuring plan, which resulted from an extensive strategic review of the Company's assets, product offerings and competitive position in light of the 1996 Act and related regulatory action, is designed to streamline the Company's provision of telecommunication services, improve efficiencies and increase competitiveness. Such plan contemplates the closure of certain of the Company's facilities and the payment of employee termination benefits. The implementation of the Company's restructuring plan will in all likelihood result in a significant reduction in selling, general and administrative expenses, but also the incurrence of a significant restructuring charge. The Company is also examining the feasibility of outsourcing all or a significant portion of its switching and network requirements to one or more unrelated third parties.

                  Operational Results

     Total Company revenues increased from approximately $105,890,000 in 1995 to approximately $117,142,000 in 1996, an increase of 10.6%. Current trends in the domestic operator services industry continue to show weakness as discussed more fully in the prior year's analysis below and as reflected in a decrease in such revenues from approximately $96,700,000 (91.5% of revenues) in 1995 to approximately $82,000,000 (70.0% of revenues) in 1996. Because of this historical and anticipated future trend, the Company continued its planned revenue shift by developing and acquiring revenue sources from product lines other than domestic operator services. During 1996, development of the 1+ Coin operations continued and this service produced revenues of $4,200,000 in contrast with insignificant revenues during 1995. In addition, revenues from acquisitions, described under "Acquisitions" below, offset declines in revenues from domestic operator services as follows: (i) revenues for the six months of CNSI's operations were approximately $11,200,000; (ii) NBE revenues for the three months of operations in 1996 were approximately $534,000; and (iii) revenues from the 4,300 pay phones purchased in the November 1996 Coastal Telecom/Garden State/BEK Tel acquisition were approximately $1,000,000. In addition, revenues from other business lines increased as follows: (i) Crescent had revenues of $5,600,000 in 1996 compared to $1,400,000 during the three months of operations included in 1995; (ii) AHE had revenues of $1,600,000 in 1996 compared with $1,500,000 in 1995; and (iii) 1+ long distance revenues were $9,200,000 in 1996 compared to $5,500,000 in 1995.

     Cost of sales, as a percentage of revenues, was 80.1% and 81.9% for the years ended December 31, 1996 and 1995, respectively. This decrease is attributable for the most part to reduced bad debts, collection costs and operator center costs. For 1996, there was 29.8% decrease in the cost of bad debts and collections due to a shift to the customer of the burden of bad debt risk and a 16.7% decrease in operator center costs primarily due to synergies of combining the operations of the two operator centers of CNSI and ANEI. In addition, the decrease reflects the Company's reduced dependence on domestic operator service revenues and relatively high costs associated therewith. Commission expense increased by 14.8% in 1996 as compared to a revenue increase of 10.6%. This was due to the payment of relatively high commissions on domestic operator services which the Company determined was required to maintain its domestic operator services base of customers.

     Selling, general and administrative expenses, as a percentage of revenues, were 14.1% and 11.5%, respectively, for the years ended December 31, 1996 and 1995. The increase in 1996 over 1995 related directly to the acquisition of CNSI which had significant redundant selling, general and administrative expenses. As part of the CNSI consolidation and integration plan, a significant portion of these costs, which approximated $1,500,000 per annum, were specifically targeted for reduction or elimination. In addition, professional fees increased by $600,000 between 1995 and 1996 and are attributable to the 1996 acquisitions and the significant growth of the Company. These costs are expected to be reduced in 1997.

     Interest expense was $2,730,000 and $2,044,000 for the years ended December 31, 1996 and 1995, respectively. The increase in 1996 over 1995 was due to additional capital lease obligations of the integrated services product lines and loans obtained in connection with the Crescent acquisition in October 1995. Furthermore, it reflects approximately $462,000 of interest for CNSI, represented by short-term and long-term borrowing assumed as part of that acquisition.

     Year Ended December 31, 1995 compared with Year Ended December 31, 1994

     Revenues declined by 3% from 1994 to 1995 primarily due to the current trends impacting the operator services industry, including (i) increases in the number of consumers who use "dial around" services, i.e., the use of access numbers to reach their carrier of choice, rather than dialing "0+" and utilizing the services of the operator services company who services the telephone and
(ii) the continued efforts by governmental regulatory agencies to establish maximum rates which may be charged for 0+ calls. During 1995, the Company also implemented stricter fraud control measures which resulted in reduced revenues. Such measures, however, resulted in increased profits through the reduction of bad debt and related costs. The total number of calls processed increased by 11% in 1995 to 26,300,000 while the minutes billed increased by 1.5% to 125,000,000 in 1995. Revenues did not increase correspondingly since the increase in calls and minutes related to 1+ calls which have lower rates than 0+ calls.

     In order to combat the effects of "dial around" and rate caps, as well as the high commission expenses associated with operator services, during 1995, the Company's management established goals to strategically position the Company in new businesses which will lower its cost of sales, improve profit margins and secure its customer base. As a result, the Company began to shift its selling focus to new higher profit margin services while it converts its current operator services offering to the provision of transaction-based, wholesale services in the COCOT business and presubscription business (in which the Site Owner preselects the long-distance service provider). These new services, which were offered initially during 1995, include hospital services, network management services, and 1+ Coin services. Although growth in the number of COCOT and presubscription phones providing operator services leveled out during 1995 as a result of this process, the Company's income before taxes increased to approximately $1,760,000 for 1995, a 44% increase over 1994. In addition, the Company's return on revenues (income before taxes divided by revenues) increased to 1.7% in 1995 from 1.1% in 1994.

     Cost of sales, as a percentage of revenues, decreased by approximately 1.6% (from 83.5% to 81.9%) between 1994 and 1995. Such decrease was due primarily to a reduction in commission expense which, as a percentage of revenues, decreased from 50.2% to 47.5%. Network costs increased, as a percentage of revenues, from 13.0% to 14.5% between 1994 and 1995. Commission expenses decreased as a result of the Company's shifting into new higher profit margin services for which commissions, as a percentage of revenue, are lower, as well as due to the renegotiation of unprofitable customer commission agreements. Network expense increased due to an increase in fixed network costs resulting from a slight increase in fixed network cost rates and the expansion of the 1+ Coin fixed network.

     Selling, general and administrative costs decreased approximately $490,000 between 1994 and 1995 due to the change in mix of business activities and management's cost reduction initiatives, and remained fairly consistent as a percentage of revenues at 11.6% and 11.5%, respectively.

     Interest expense for 1995 was approximately $2,044,000 as compared to approximately $1,793,000 for 1994. This increase was due primarily to the cost of financing for equipment procured for AHE and for the acquisition of Crescent in the fourth quarter.

Liquidity and Capital Resources

     The Company had a net working capital deficiency of approximately $4,994,000 as of December 31, 1996 as compared to a working capital surplus of approximately $531,000 as of December 31, 1995. This change was primarily the result of increases in the short-term portion of long-term debt and capital leases associated with the CNSI and Coastal Telecom/Garden State/BEK Tel acquisitions. In addition, costs related to acquisitions, both paid and accrued during 1996, negatively impacted working capital during the second half of 1996. These net working capital deficiencies were offset by certain financings, including the sale and issuance of Preferred Shares during 1996 and long-term debt financing (each as discussed below).

     Trade receivables at December 31, 1996 were approximately $19,311,000 as compared to approximately $17,080,000 at December 31, 1995. Receivables consist of uncollected revenues and surcharges which the Company bills and collects on behalf of itself and its customers and uncollected revenues for services provided to other IXCs. Trade receivables decreased by approximately $8,726,000 between December 31, 1995 and 1996 (without giving effect to the acquisitions that occurred during 1996).

     The Company currently has in place lending agreements with its billing and collection agents pursuant to which it is currently provided advances of up to $27,600,000 at any one time based upon eligible receivables. Such eligible receivables are purchased by the lenders, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company generally pays interest for such advances at an effective rate equal to the prime rate plus 2%. At December 31, 1996, the approximate amount due to the lenders was $10,898,000. The lending agreements expire in February 2000.

     In September 1996, the Company obtained proceeds of $2,000,000 through the sale of an aggregate of 100,000 Series G Preferred Shares at a price of $20 per share. The Series G Preferred Shares have the following rights and preferences, among others: (i) 5% cumulative dividend payable, at the time of conversion, in cash or, at the option of the Company and subject to the requirements of applicable law, in Common Shares or Series G Preferred Shares of the Company;
(ii) voting rights, with the number of votes equaling the number of Common Shares issuable at the original issue date of the Series G Preferred Shares upon conversion of such shares; (iii) the right to convert each share into Common Shares of the Company at a conversion price equal to the lesser of (a) $3.5125 per share and (b) 80% of the average per share market value for the five trading days immediately preceding the conversion date, subject to reduction under certain circumstances; and (iv) a liquidation preference of $20 per share plus an amount equal to accrued but unpaid dividends.

     As part of the Series G Preferred Share purchase agreement, up to an additional $8,000,000 of Preferred Share financing is available to the Company during the period ending September 30, 1997, subject to the satisfaction of certain conditions. Such conditions include, without limitation, the requirement that between June 30, 1996 and the date of funding no event shall have occurred which in the judgment of the purchaser of the Series G Preferred Shares had a material adverse effect on the Company (see "Results of Operations") and that Messrs. Baritz and Izzo shall have remained substantially in their then current function under their then current managerial positions with AMNEX without a material diminution of managerial responsibilities. As discussed in Item 10 hereof, in March 1997, Mr. Baritz replaced Mr. Izzo as Chief Executive Officer of AMNEX and Mr. Izzo assumed the position of President of the Company's PubCom Division.

     During 1996, the Company obtained debt financing in the aggregate amount of approximately $9,500,000, including approximately $4,000,000 required to consummate the acquisition of Coastal Telecom/Garden State/BEK Tel assets described below under "Acquisitions". The Company's obligation to repay such approximate $9,500,000 in debt financing, plus an additional $2,500,000 refinanced during 1996, is secured by the grant of a security interest in, among other assets, approximately 6,000 private payphones. As of December 31, 1996, substantially all of such aggregate $12,000,000 of indebtedness was outstanding and was payable over a five year period, together with interest at the approximate rate of between 10.5% and 11.9% per annum. As of March 31, 1997, the Company had approximately 1,500 payphones not subject to such security interest. The Company is currently seeking additional debt financing with regard to such presently unencumbered phones. No assurances can be given that any such financing will be obtained.

     In addition, the Company is contemplating an offering of convertible debt securities in order to raise a significant amount of additional funds. The proceeds of any such financing are intended to be used to repurchase certain outstanding convertible securities, and provide funds for acquisitions and any short-term working capital needs. There can be no assurances given that the Company will undertake such offering or, if undertaken, that it will be able to successfully conclude such financing. It is contemplated that, if the financing is undertaken, the securities offered will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and neither such securities nor the underlying Common Shares may be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof.

     The Company maintains various office, operations and computer facilities under operating and capital leases. As of December 31, 1996, the Company's minimum commitments for the following 12 months under noncancelable operating leases was approximately $977,000. The Company anticipates that such commitments will be met through operating profits.

     The Company expects that normal recurring capital expenditures will be approximately $1,000,000 for 1997 and anticipates that cash flow from operations and asset-based financing will provide the funding required. No assurances can be given that these sources will provide adequate funding for such capital expenditures or that such capital expenditures will actually be made.

Acquisitions

         CNSI

     Effective June 30, 1996, AMNEX acquired all of the outstanding common shares of CNSI. Pursuant to the acquisition agreement, as amended (the "CNSI Acquisition Agreement"), AMNEX issued to the former shareholders of CNSI an aggregate of 4,099,086 Common Shares (the "CNSI Acquisition Shares") and two-year warrants for the purchase of an aggregate of 400,000 Common Shares of the Company at an exercise price of $4.51 per share. Of the CNSI Acquisition Shares, 1,861,802 are being held in escrow and will be available (i) to effect a reduction of the purchase price in the event that the negative working capital of CNSI as of the closing date and certain other amounts payable as of such date exceeded a certain threshold amount as provided for in the CNSI Acquisition Agreement and (ii) to indemnify AMNEX against certain breaches of the CNSI Acquisition Agreement as set forth therein. In March 1997, AMNEX sent a notice seeking indemnification under the CNSI Acquisition Agreement.

     Concurrently with the closing, AMNEX advanced to CNSI cash in the approximate amount of $1,000,000. Such proceeds were used by CNSI to pay certain employee separation costs.

     The CNSI acquisition enabled the Company to enter the international telecommunications market. See Item 1 hereof.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of CNSI have been included in the financial statements, included herein as Item 14(a), from the date of acquisition.

         Teleplus

     On August 31, 1996, Teleplus assigned to AMNEX all of its rights under its Dealer Agreement with CNSI in exchange for 1,052,336 Common Shares. Of such shares, 526,168 were issued effective as of January 30, 1997 and 526,168 are issuable on January 30, 1998. The Teleplus transaction was done in furtherance of the Company's goal to reduce commission expenses payable to independent sales agents.

         NBE

     Effective September 30, 1996, AMNEX acquired 80% of the outstanding common shares of NBE for 550,725 Common Shares. The Company believes that NBE should provide significant synergies to the existing cost structure of ANEI, while providing a new and expanding business in the billing and collection niche markets. See Item 1 hereof.

     The acquisition was accounted for as a purchase. Accordingly, the results of operations of NBE have been included in the financial statements, included herein as Item 14(a), from the date of acquisition.

         Coastal Telecom et al.

     Effective November 20, 1996, pursuant to an Asset Purchase Agreement (the "Coastal Acquisition Agreement"), Crescent acquired certain assets owned by Coastal Telecom, Garden State and BEK Tel (collectively, the "Coastal Assets"), including 4,300 pay telephones located primarily in the State of New Jersey.

     The aggregate consideration payable in connection with the acquisition of the Coastal Assets was $10,410,000, payable to the extent of $3,010,000 in cash, 2,098,373 Common Shares and the assumption of approximately $2,200,000 in liabilities.

     Pursuant to the Coastal Acquisition Agreement, the holders of the common shares acquired (the "Coastal Acquisition Shares") have been granted certain piggyback registration rights as well as certain rights to require that AMNEX repurchase up to $3,250,000 in market value of the Coastal Acquisition Shares in the event AMNEX does not file a registration statement within certain time periods as set forth in the Coastal Acquisition Agreement and the Coastal Acquisition Shares are not otherwise sold.

     The Coastal Assets were acquired in furtherance of the Company's goal of significantly increasing its ownership of payphone assets.

Recent Federal Legislation

     As discussed in Item 1(c) hereof, in February 1996, the 1996 Act was signed into law. The new statute is intended to promote competition in both the local and long distance markets. Prior to enactment, the RBOCs could not sell long distance service or manufacture equipment. Although such activities are now permitted, before RBOCs may enter the long distance market, they must comply with a number of requirements that are designed to prevent them from unfairly using their market power to compete against the smaller industry participants. The law also calls for the FCC to further define, implement and oversee the new rules. The Company believes that its current activities are no more or less at risk, as a result of the new law, than they were before the law was passed. The Company additionally believes that it is well positioned to take advantage of some of the provisions in the new law.

Subsequent Events

     On January 7, 1997, the Company entered into a Stock Exchange Agreement with Francesco Galesi pursuant to which the Company acquired 10% of the outstanding capital stock of GTI in exchange for Series L Preferred Shares of the Company and warrants for the purchase of Series L Preferred Shares. See Item 13(a) hereof.

     On February 25, 1997, the Company entered into a joint venture agreement with Community Network Services Inc., MicroTel Communications Corporation and other entities related to them for the purpose of conducting telecommunications operations with regard to international 1+ calls. In connection with the transaction, the Company converted approximately $2,250,000 of indebtedness into preferred shares of the joint venture entity and agreed to make working capital loans to the joint venture entity in an aggregate amount of up to $1,200,000 during the initial six month term of the agreement.

     On February 28, 1997, the Company entered into a Renewal and Modification Agreement with National with regard to the redefinition of the customer relationship between the parties. Under the terms of the Renewal and Modification Agreement, the Company has been appointed the exclusive provider of various services to private payphones owned, leased or otherwise controlled by National. See Items 1 and 13(a) hereof.

     On March 1, 1997, Crescent acquired certain assets from Sun Tel Inc. (the "Sun Tel Assets") including approximately 600 pay telephones located in Florida, for an aggregate purchase price of $1,068,000 and the grant to a designee of Sun Tel Inc. of a 20% equity interest in the Crescent subsidiary that purchased the Sun Tel Assets.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1996.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

     The  following  persons are the  Directors  and  executive  officers of the
Company:

       Name            Age                    Position
       ----            ---                    --------

Kenneth G. Baritz      40      Chairman, Chief Executive Officer and Director

Peter M. Izzo, Jr.     45      President of PubCom Division and Director

Michael V. Dettmers    51      Chief Operating Officer and Director

Kevin D.  Griffo       36      President of TelCom Division

John Kane              44      Executive Vice President for Business Development

Amy S. Gross           41      Vice President - General Counsel and Secretary

Richard L. Stoun       40      Vice President - Finance, Treasurer and Chief
                               Accounting Officer

Francesco Galesi       66      Director

     Kenneth G. Baritz was elected Chief Executive Officer of the Company in March 1997. Mr. Baritz has also served as the Company's Chairman since January 1994 and as a Director of the Company since October 1992. Mr. Baritz served from October 1989 through December 1993 as a Vice President of Bear, Stearns & Co., Inc., an investment banking firm. From April 1987 to October 1989, he was a Vice President of Shearson Lehman Brothers, also an investment banking firm. In 1994, without admitting or denying that he had committed any violations, Mr. Baritz consented to a censure and a 90 day suspension from employment with a New York Stock Exchange member firm for conduct inconsistent with just and equitable principles of trading involving certain brokerage transactions completed in 1989 and 1991. Mr. Baritz is on the Board of Directors of a number of privately-held companies.

     Peter M. Izzo, Jr. has served as President of the Company's PubCom Division since March 1997 and as a Director of the Company since October 1992. Mr. Izzo previously served as the Company's President from October 1992 to March 1997 and as its Chief Executive Officer from August 1993 to March 1997. From May 1991 to October 1992, Mr. Izzo served as President of Peconic Communications, a provider of pay phones and interconnect equipment. He served as Vice President of New Product Development for the Company during 1991. Prior thereto and from 1989,

Mr. Izzo was associated with ANEI, the Company's wholly-owned subsidiary, last serving as Executive Vice President - Operations. During 1987 and 1988, Mr. Izzo was Vice President of Network Operations at Elcotel, a manufacturer of private pay phones. He previously served as Director of Operations for TFN, Inc., an interexchange carrier, and was employed for 15 years with New York Telephone Company.

     Michael V. Dettmers was elected Chief Operating Officer of the Company in March 1997 and has served as a Director of the Company since May 1994. From March 1995 to March 1997, Mr. Dettmers provided consulting services to a number of clients, including the Company, in the area of organizational design and development. Prior thereto and from January 1988, he served as President of Dettmers Industries Inc., a manufacturer of interior products for business aircraft. From 1980 to 1991, he also served as President of Execucorp Inc., a management consulting firm.

     Kevin D. Griffo has served as President of ANEI since June 1996 and President of the Company's TelCom Division since March 1997. Mr. Griffo previously served ANEI as its Chief Operating Officer from December 1995 and General Manager from January 1995. From February 1996 to September 1996, Mr. Griffo also served as Chief Operating Officer of the Company. Prior to joining ANEI and from August 1992, Mr. Griffo served as Regional Vice President for LDDS, an interexchange carrier. From September 1983 to August 1992, Mr. Griffo was Chief Operating Officer of Tele-Fibernet, an interexchange carrier.

     John Kane has served as the Company's Executive Vice President for Business Development since March 1997, having previously served in such position from February 1996 to September 1996 and in the same position for ANEI from June 1995 to February 1996. Mr. Kane served as Chief Operating Officer of the Company from October 1996 to March 1997. From September 1992 to May 1995, Mr. Kane served as Senior Vice President - Operations for WCT Communications, Inc., an
interexchange carrier. He served from May 1992 to March 1993 as President of Computer Calling Technology, Inc., an interexchange carrier. Prior thereto and from April 1987, Mr. Kane served as Vice President and General Manager of First Phone of New England, Inc., an interexchange carrier.

     Amy S. Gross has served as Vice President - General Counsel and Secretary of the Company since June 1992. Prior thereto and from June 1989, she served as General Counsel - Regulatory for the Company. From 1985 until June 1989, Ms. Gross was affiliated with NYNEX Service Company, serving as a member of its legal department and later as a staff director responsible for product development and regulatory planning.

     Richard L. Stoun joined ANEI in January 1996 as Senior Vice President - Finance. He was elected Vice President - Finance, Treasurer and Chief Accounting Officer of the Company in February 1996. From November 1992 to January 1996, Mr. Stoun served as Senior Vice President - Finance and Treasurer of Signature Flight Support Corporation ("Signature"), a provider of aviation services for commercial and general aviation markets. Prior thereto and from August 1985, he was Vice President - Finance and Treasurer of Page Avjet Corp., a company engaged in a business similar to Signature. Mr. Stoun is a certified public accountant who previously served with the independent accounting firm of Deloitte Haskins and Sells.

     Francesco Galesi has served as a Director of the Company since January 1997. Since 1969, Mr. Galesi has served as Chairman of the Galesi Group, which includes companies engaged in telecommunications, manufacturing, real estate and logistic management. Mr. Galesi is also currently a Director of Walden Residential Properties, Inc., a real estate company, and WorldCom, Inc., a telecommunications company, each of whose shares are publicly traded. Mr. Galesi also serves on the Board of Directors of a number of privately-held companies. See Item 13(a) hereof.

     Each Director will hold office until the next Annual Meeting of Shareholders and until his successor is elected and qualified or his earlier resignation or removal. Each executive officer will hold office until the meeting of the Board of Directors following the next Annual Meeting of Shareholders and until his or her successor is elected or appointed and qualified or his or her earlier resignation or removal.

     There is no family relationship among any of the Company's executive officers and Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with.

Item 11. EXECUTIVE COMPENSATION

          (a)  Summary Compensation Table.

     The following table sets forth certain information for the fiscal years ended December 31, 1996, 1995 and 1994 concerning the compensation of Peter M. Izzo, Jr., then Chief Executive Officer of the Company, and the Company's four most highly compensated executive officers (other than Mr. Izzo) during the 1996 fiscal year:


                                      Annual Compensation                    Long-Term Compensation
                              ------------------------------------  -------------------------------------
                                                                            Awards                Payouts
                                                                    -------------------------     -------
                                                                                    Common
                                                                     Restricted     Shares
Name and Principal                                    Other Annual     Stock       Underlying     LTIP       All Other
  Position             Year     Salary        Bonus   Compensation    Award(s)      Options       Payouts   Compensation
------------------     ----    --------      -------  ------------    --------      -------       -------   ------------

Peter M. Izzo, Jr.     1996    $223,424          --       --         $320,625(2)   325,000(3)       --        $2,178(4)
President and Chief    1995    $200,000      $52,083      --               --      300,000          --        $2,000(4)
Executive Officer(1)   1994    $200,204      $36,204      --               --          --           --            --

Kenneth G. Baritz      1996    $166,935          --       --         $168,750(2)   300,000(3)       --        $1,187(4)
Chairman of the        1995    $132,687      $17,601      --               --           --          --            --
Board(5)               1994    $120,061          --       --               --           --          --            --

John Kane              1996    $154,403      $23,000(8)   --          $84,375(2)   275,000(3)       --            --
Chief Operating        1995     $80,384(7)   $32,000(8)   --               --       75,000          --            --
Officer(6)             1994          --           --      --               --           --          --            --

Kevin D. Griffo        1996    $116,592           --      --          $84,375(2)   200,000(3)       --          $690(4)
President of American  1995    $110,415           --      --               --       50,000          --            --
Network Exchange, Inc. 1994          -- (9)       --      --               --           --          --            --

Richard L. Stoun       1996    $110,146           --      --               --      100,000          --       $22,500(10)
Vice President -       1995          -- (10       --      --               --           --          --            --
Finance, Treasurer     1994          --           --      --               --           --          --            --
and Chief Accounting
Officer

----------

(1) Effective March 1997, Mr. Izzo assumed the position of President of the Company's PubCom Division.

(2) In May 1996, the following persons received awards of the following number of restricted Common Shares: Mr. Izzo - 95,000; Mr. Baritz - 50,000; Mr. Kane - 25,000; and Mr. Griffo - 25,000. Such shares vest to the extent of one-tenth thereof each year, subject to continued employment and subject to acceleration under certain circumstances. Dividends are payable with respect to such shares. As of December 31, 1996, no restricted shares had vested and such shares had the following respective values: Mr. Izzo - $290,938; Mr. Baritz - $153,125; Mr. Kane - $76,563; and Mr. Griffo - $76,563.

(3) Of such number of shares underlying options, the following number are subject to shareholder approval of both an increase in the number of authorized Common Shares generally and an increase in the number of Common Shares authorized for issuance under AMNEX's 1992 Stock Option Plan (the "1992 Plan"): Mr. Izzo - 250,000; Mr. Baritz - 250,000; Mr.
          Kane - 50,000; and Mr. Griffo - 100,000.

(4)       Represents Company matching contributions for its 401(k) plan.

(5) Effective March 1997, Mr. Baritz was elected Chief Executive Officer of the Company.

(6) Effective March 1997, Mr. Kane assumed the position of Executive Vice President for Business Development.

(7)       Mr. Kane joined the Company in June 1995.

(8) The bonus paid to Mr. Kane for 1995 and 1996 was based on the development of the Company's 1+ Coin business. See Item 1(c) hereof.

(9)       Mr. Griffo joined the Company in January 1995.

(10) Mr. Stoun joined the Company in January 1996. The amount under "All Other Compensation" for 1996 represents a "signing bonus" paid in 1997 to Mr. Stoun following his completion of one year of continuous employment with the Company.

          (b)  Option Grants Table.

     The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended December 31, 1996:

                                                                                      Potential Realizable
                                                                                    Value at Assumed Annual
                                                                                      Rates of Stock Price
                                                                                    Appreciation for Option
                                      Individual Grants                                     Term (1)
-------------------------------------------------------------------------------     -----------------------
                         Number of
                         Common
                         Shares       Percent of Total
                         Underlying   Options Granted
                         Options      to Employees in    Exercise    Expiration
     Name                Granted      Fiscal Year        Price       Date               5%         10%
     ----                -------      -----------        -----       ----               --         ---


Peter M. Izzo, Jr.      75,000(2)         3.2%           $3.375      05/23/01        $69,934    $154,535

Peter M. Izzo, Jr.     250,000(3)        10.5%           $2.75       12/20/01       $189,944    $419,726

Kenneth G. Baritz       50,000(2)         2.1%           $3.375      05/23/01        $46,623    $103,024

Kenneth G. Baritz      250,000(3)        10.5%           $2.75       12/20/01       $189,944    $419,726

John Kane              100,000(4)         4.2%           $3.25       02/12/01        $89,792    $198,416

John Kane               25,000(5)         1.1%           $3.375      05/23/01        $23,311     $51,512

John Kane              100,000(6)         4.2%           $2.875      11/08/01        $79,431    $175,522

John Kane               50,000(3)         2.1%           $2.75       12/20/01        $37,989     $83,945

Kevin D. Griffo        100,000(7)         4.2%           $3.25       02/12/01        $89,792    $198,416

Kevin D. Griffo        100,000(3)         4.2%           $2.75       12/20/01        $75,977    $167,890

Richard L. Stoun       100,000(7)         4.2%           $3.25       02/12/01        $89,792    $198,416


----------

(1) The potential realizable value is calculated based on the term of the option at the time of grant (five years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission (the "SEC") and does not represent the Company's prediction of its stock price performance.

(2) The options are exercisable to the extent of one-third thereof effective as of May 23, 1997, 1998 and 1999. See Item 11(e) hereof.

(3) The options are exercisable to the extent of one-third thereof effective as of December 20, 1997, 1998 and 1998 and are subject to shareholder approval of an increase in the number of authorized Common Shares generally and an increase in the number of Common Shares authorized for issuance under the 1992 Plan. See Item 11(e) hereof.

(4) The options are exercisable to the extent of one-eighth thereof effective June 1, 1996, one-sixth thereof effective February 12, 1997, one-eighth thereof effective June 1, 1997, one-twelfth thereof effective February 12, 1998 and one-half thereof effective June 1, 1998. See Item 11(e) hereof.

(5) The options are exercisable to the extent of one-third thereof effective February 12, 1998 and two-thirds thereof effective February 12, 1999. See Item 11(e) hereof.

(6) The options are exercisable to the extent of one-third thereof effective as of November 8, 1997, 1998 and 1999. See Item 11(e) hereof.

(7) The options are exercisable to the extent of one-third effective as of February 12, 1997, 1998 and 1999. See Item 11(e) hereof.

          (c) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value Table.

     The following table sets forth certain information concerning the value of unexercised options as of December 31, 1996:


                             Number of Common Shares
                        Underlying Unexercised Options at        Value of Unexercised in-the-Money
                                December 31, 1996                Options at December 31, 1996

    Name                    Exercisable/Unexercisable               Exercisable/Unexercisable
    ----                    -------------------------               -------------------------

Peter M. Izzo, Jr.           415,000 / 325,000 (1)                       $60,938 / $78,125

Kenneth G. Baritz            100,000 / 300,000 (1)                        $6,250 / $78,125

John Kane                     50,000 / 300,000 (1)                       $16,406 / $50,781

Kevin D. Griffo               25,000 / 225,000 (1)                           -0- / $31,250

Richard L. Stoun                 -0- / 100,000                               -0- / -0-

----------

(1) The number of Common Shares underlying unexercisable options as of December 31, 1996 include the following number that are subject to shareholder approval of an increase in the number of authorized Common Shares generally and an increase in the number of Common Shares authorized for issuance under the 1992 Plan: Mr. Izzo - 250,000; Mr. Baritz - 250,000; Mr. Kane - 50,000; and Mr. Griffo - 100,000.

     No options were exercised by any of the foregoing persons during the fiscal year ended December 31, 1996.

          (d) Compensation of Directors.

     Directors are not entitled to receive a fee for their services in such capacity. However, see Item 11(f) hereof for a discussion of certain consulting services performed by Mr. Dettmers during 1996.

          (e)  Employment    Contracts;    Termination    of   Employment    and
               Change-in-Control Arrangements.

     AMNEX is a party to employment agreements with Messrs. Izzo, Baritz, Kane and Griffo that provide for, among other matters, the following: (i) an initial term ending on June 25, 1997 (except that for Mr. Izzo the initial term ends on June 25, 1998 and for Mr. Kane the initial term ends on October 1, 1998); (ii) minimum annual compensation as follows: Mr. Izzo - $240,000; Mr. Baritz - $190,000; Mr. Kane - $180,000; and Mr. Griffo - $150,000; (iii) the entitlement by such persons to an annual bonus as follows: Mr. Izzo - 3% of the Company's consolidated pre-tax profits; Mr. Baritz - 1% of the Company's consolidated pre-tax profits; and Messrs. Kane and Griffo participation in a bonus pool equal to an aggregate of 3% of the Company's consolidated pre-tax profits (but for Mr. Kane in no event less than 1% of such profits); and (iv) the entitlement by such persons to a severance payment equal to generally the greater of one year's minimum annual salary and the employee's total compensation for the previous 12 months (except that, for Mr. Izzo, the figures are two years and 24 months, respectively) in the event the executive officer's employment is terminated without cause, he resigns for good reason or his employment is terminated following a change in control of AMNEX (as defined in the respective employment agreements).

     All stock options held by Messrs. Izzo, Baritz, Kane, Griffo and Stoun will vest upon a change in control of AMNEX (as defined in their respective stock option agreements). Once and to the extent the options vest, whether by passage of time or upon a change in control, they will not terminate notwithstanding termination of employment for any reason. See Item 12 hereof.

     The restricted Common Shares granted to Messrs. Izzo, Baritz, Kane and Griffo in 1996 (see Item 11(a) hereof) will vest in the event the executive officer's employment is terminated without cause, he resigns for good reason or his employment is terminated following a change in control of AMNEX (as defined in AMNEX's 1996 Restricted Stock Grant Plan).

          (f) Compensation Committee Interlocks and Insider Participation.

     During the fiscal year ended December 31, 1996, Mr. Dettmers provided management consulting services to the Company and received the following compensation: (i) $130,000; and (ii) a stock option under the 1992 Plan (subject to shareholder approval of an increase in the number of authorized Common Shares generally and an increase in the number of Common Shares authorized for issuance under the 1992 Plan) for the purchase of 50,000 Common Shares at an exercise price of $2.75 per share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) and (b) Security Ownership of Certain Beneficial Owners; Security Ownership of Management.

Common Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Common Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Common Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)      Percentage of Class
    ----------------              ---------------------      -------------------

Spring Technology Corp. (2)        3,835,356 (3)(4)               12.2%

Robert A. Rowland
1122 Colorado Street
Austin, Texas                      2,474,891 (5)                   8.8%

Mellon Bank Corporation
Mellon Bank, N.A.
The Dreyfus Corporation
One Mellon Bank Center
500 Grant Street
Pittsburgh, PA                     1,742,000(6)                    6.2%

Cofinvest 97 Ltd. (2)              1,723,617(3)(7)                 6.1%

Brian E. King
675 Morris Avenue
Springfield, New Jersey            1,682,989                       6.0%

Peter M. Izzo, Jr.                   512,040(8)                    1.8%

Kenneth G. Baritz                    359,000(9)                    1.3%

Kevin D. Griffo                      108,334(10)                    *

John Kane                             98,166(11)                    *

Richard L. Stoun                      33,334(12)                    *

Michael V. Dettmers                   15,000(12)                    *

Francesco Galesi                         -0-(13)                    -

All executive officers and
Directors as a group (8 persons)   1,188,905(8)(9)(10)             4.1%
                                            (11)(12)(13)
                                            (14)

               ----------
 * Less  than 1%.

(1) Except as they relate to a particular shareholder, does not give effect to the possible issuance of up to approximately 17,000,000 Common Shares pursuant to the exercise of outstanding options and warrants or the conversion of certain outstanding promissory notes and Preferred Shares (certain of which are exercisable or convertible only in the event of, among other matters, an increase in the number of authorized Common Shares generally and an increase in the number of Common Shares authorized for issuance under the 1992 Plan) or pursuant to contractual commitments.

(2)       Address  is  c/o  Friedli   Corporate   Finance  AG  ("Friedli   AG"),
          Freigutstrausse 5, Zurich, Switzerland.

(3) AMNEX has been advised by Friedli AG that, to its knowledge, the Common Shares reflected above as being beneficially owned by Spring Technology Corp. ("Spring") and Cofinvest 97 Ltd. ("Cofinvest") are held by such entities as nominees for certain overseas banking institutions which, in turn, hold such securities as nominees for the benefit of others (the "Ultimate Common Beneficial Owners"). AMNEX has been advised further by Friedli AG that, to its knowledge, none of the Ultimate Common Beneficial Owners is the beneficial owner of more than 5% of the outstanding Common Shares. See Item 13(a) hereof.

(4) Includes 632,500 and 152,500 Common Shares issuable pursuant to the conversion of Series B Preferred Shares and Series F Preferred Shares, respectively, and 2,849,480 Common Shares issuable pursuant to the conversion of outstanding indebtedness (including accrued interest). AMNEX believes that Friedli AG may have the right to cause the conversion of such Series B Preferred Shares and indebtedness into Common Shares.

(5) Includes 222,205 Common Shares issuable pursuant to currently exercisable warrants. Of the 2,252,686 other Common Shares beneficially owned by Mr. Rowland, 1,035,250 are currently held in escrow as security for indemnification claims that may be brought in connection with AMNEX's acquisition of CNSI and other related entities. See Item 7 hereof.

(6) Based upon Schedule 13G filed with the SEC. Pursuant to the Schedule 13G, (i) of the reported shares, each of Mellon Bank Corporation and Mellon Bank, N.A. has sole voting power over 1,742,000 shares, sole dispositive power over 42,000 shares and shared dispositive power over 1,700,000 shares, and The Dreyfus Corporation has sole voting power and shared dispositive power over 1,700,000 shares; (ii) all of the reported shares are beneficially owned by Mellon Bank Corporation and its direct or indirect subsidiaries in their various fiduciary capacities; (iii) no one individual account holds an interest of 5% or more; and (iv) the filing of the Schedule 13G should not be construed as an admission that Mellon Bank Corporation or its direct or indirect subsidiaries are, for purposes of Section 13(d) or 13(g) of the Securities and Exchange Act of 1934, the beneficial owners of any of the reported shares.

(7) Includes 127,402 Common Shares issuable pursuant to the conversion of Series D Preferred Shares and 356,415 Common Shares issuable pursuant to the conversion of certain outstanding indebtedness (including accrued interest). AMNEX believes that Friedli AG may have the right to cause the conversion of such Preferred Shares and indebtedness into Common Shares.

(8) Includes (i) 95,000 Common Shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year, commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances, and (ii) 415,000 Common Shares issuable pursuant to currently exercisable options.

(9) Includes (i) 50,000 shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year, commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances, and (ii) 125,000 Common Shares issuable pursuant to currently exercisable options and warrants.

(10) Represents (i) 25,000 shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year, commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances, and (ii) 83,334 Common Shares issuable pursuant to currently exercisable options.

(11) Includes (i) 25,000 shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year, commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances, and (ii) 66,666 Common Shares issuable pursuant to currently exercisable options.

(12) Represents Common Shares issuable pursuant to currently exercisable options.

(13) Excludes 1,500,000 Common Shares issuable upon the conversion of 100,000 outstanding Series L Preferred Shares of AMNEX held by Mr. Galesi, which Series L Preferred Shares are mandatorily convertible into such Common Shares in the event AMNEX shall increase its number of authorized Common Shares to permit such conversion, as well as to satisfy other outstanding rights to acquire Common Shares. Also excludes 1,500,000 Common Shares issuable upon the exercise of a certain warrant held by Mr. Galesi for the purchase of 100,000 Series L Preferred Shares of AMNEX, which warrant is exercisable for the purchase of 1,500,000 Common Shares in the event the aforementioned increase in authorized Common Shares is theretofore accomplished. See
          Item 13(a) hereof.

(14) Includes (i) 25,000 shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year, commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances, and (ii) 38,000 Common Shares issuable pursuant to currently exercisable options.

Series B Preferred Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Series B Preferred Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series B Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)      Percentage of Class
    ----------------              ---------------------      -------------------

Friedli Corporate Finance AG
Freigutstrausse 5
Zurich, Switzerland                   724,500(2)                 100%

Spring Technology Corp.
c/o Friedli Corporate Finance AG
Freigutstrausse 5
Zurich, Switzerland                   632,500(3)                 87.3%

Banca Novara
Usteristrasse 9
Postfach
Zurich, Switzerland                    92,000(3)                 12.7%

Peter M. Izzo, Jr.                        -0-                      --

Kenneth G. Baritz                         -0-                      --

Kevin D. Griffo                           -0-                      --

John Kane                                 -0-                      --

Richard L. Stoun                          -0-                      --

Michael V. Dettmers                       -0-                      --

Francesco Galesi                          -0-                      --

All executive officers and Directors
as a group (8 persons)                    -0-                      --

----------

(1) Holders of Series B Preferred Shares are entitled to ten votes for each Series B Preferred Share held.

(2) AMNEX believes that Friedli AG or an affiliate thereof may have the right to vote and dispose of, or otherwise control, all of the outstanding Series B Preferred Shares. Friedli AG does not own any Series B Preferred Shares of record and AMNEX has been advised by Friedli AG that it disclaims beneficial ownership of such shares.

(3) AMNEX has been advised by Friedli AG that, to its knowledge, the Series B Preferred Shares reflected above as being beneficially owned by Spring and Banca Novara are held by such entities either as nominees for certain overseas banking institutions which, in turn, hold such securities as nominees for the benefit of others, or as nominees for the benefit of others. See Item 13(a) hereof.

Series D Preferred Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Series D Preferred Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series D Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)      Percentage of Class
    ----------------              ---------------------      -------------------

Friedli Corporate Finance AG
Freigutstrausse 5
Zurich, Switzerland                 1,413,337(2)                 100%

Experta Treuhand AG
Posttach 970
Zurich, Switzerland                   365,000(3)                 25.8%

Logitech Corp. (4)                    343,334(3)                 24.3%

Barclays Bank (Schweiz) AG
Schutzengasse 21
Zurich, Switzerland                   203,500(3)                 14.4%

Eagle Growth Ltd. (4)                 199,100(3)                 14.1%

Cofinvest 97 Ltd. (4)                 127,402(3)                  9.0%

Bordier & Cie (4)                     110,000(3)                  7.8%

Peter M. Izzo, Jr.                        -0-                      --

Kenneth G. Baritz                         -0-                      --

Kevin D. Griffo                           -0-                      --

John Kane                                 -0-                      --

Richard L. Stoun                          -0-                      --

Michael V. Dettmers                       -0-                      --

Francesco Galesi                          -0-                      --

All executive officers and Directors
as a group (8 persons)                    -0-                      --

----------

(1) Holders of Series D Preferred Shares are entitled to six votes for each Series D Preferred Share held.

(2) AMNEX believes that Friedli AG or an affiliate thereof may have the right to vote and dispose of, or otherwise control, all of the outstanding Series D Preferred Shares. Friedli AG does not own any Series D Preferred Shares of record and AMNEX has been advised by Friedli AG that it disclaims beneficial ownership of such shares.

(3) AMNEX has been advised by Friedli AG that, to its knowledge, the Series D Preferred Shares reflected above as being beneficially owned by Experta Treuhand AG, Logitech Corp. ("Logitech"), Barclays Bank (Schweiz) AG, Eagle Growth Ltd., Cofinvest and Bordier & Cie are held by such entities either as nominees for certain overseas banking institutions which, in turn, hold such securities as nominees for the benefit of others, or as nominees for the benefit of others. See Item 13(a) hereof.

(4) Address is c/o Friedli Corporate Finance AG, Freigutstrausse 5, Zurich, Switzerland.

Series E Preferred Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Series E Preferred Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series E Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)     Percentage of Class
    ----------------              --------------------      -------------------

Friedli Corporate Finance AG (2)
Freigutstrausse 5
Zurich, Switzerland                  1,035,000(2)                 100%

I.A.A.C. International
Automotive Advisors Corp.,
Panama(3)                              360,000(4)                 34.8%

Hans-Juergen Benze
100 Jericho Quad
Jericho, New York                      215,000                    20.8%

Finanzverwaltung Des Kantons Zurich
Vermogensverwaltung
Walcheplatz 1
Zurich, Switzerland                    200,000(4)                 19.3%

Infidar AG (3)                          75,000(4)                  7.2%

Experta Trustee Co., Ltd.(3)            60,000(4)                  5.8%

Stephan Wullinger
c/o Reich, a division of Fahnenstock
  and Company Inc.
780 Third Avenue
New York, New York                      55,000                     5.3%

Peter M. Izzo, Jr.                         -0-                     --

Kenneth G. Baritz                          -0-                     --

Kevin D. Griffo                            -0-                     --

John Kane                                  -0-                     --

Richard L. Stoun                           -0-                     --

Michael V. Dettmers                        -0-                     --

Francesco Galesi                           -0-                     --

All executive officers and Directors as
a group (8 persons)                        -0-                     --
---------
(1) Holders of Series E Preferred Shares are entitled to one vote for each Series E Preferred Share held.

(2) AMNEX believes that Friedli AG or an affiliate thereof may have the right to vote and dispose of, or otherwise control, all of the outstanding Series E Preferred Shares. Friedli AG does not own any Series E Preferred Shares of record and AMNEX has been advised by Friedli AG that it disclaims beneficial ownership of such shares.

(3) Address is c/o Friedli Corporate Finance AG, Freigutstrausse 5, Zurich, Switzerland.

(4) AMNEX has been advised by Friedli AG that, to its knowledge, the Series E Preferred Shares reflected above as being beneficially owned by I.A.A.C. International Automotive Advisors Corp., Panama, Finanzverwaltung Des Kantons Zurich, Infidar AG, and Experta Trustee Co., Ltd. are held by such entities either as nominees for certain overseas banking institutions which, in turn, hold such securities as nominees for the benefit of others, or as nominees for the benefit of others. See Item 13(a) hereof.

Series F Preferred Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Series F Preferred Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series F Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)   Percentage of Class
    ----------------              ------------------      -------------------

Spring Technology Corp.(2)           152,500(3)                   36.7%

Joyce Ltd.(2)                        150,000(3)                   36.1%

Logitech Corp. (2)                   105,250(3)                   25.3%

Peter M. Izzo, Jr.                       -0-                        --

Kenneth G. Baritz                        -0-                        --

Kevin D. Griffo                          -0-                        --

John Kane                                -0-                        --

Richard L. Stoun                         -0-                        --

Michael V. Dettmers                      -0-                        --

Francesco Galesi                         -0-                        --

All executive officers and Directors
as a group (8 persons)                   -0-                        --

----------

(1) Holders of Series F Preferred Shares are entitled to one vote for each Series F Preferred Share held.

(2) Address is c/o Friedli Corporate Finance AG, Freigutstrausse 5, Zurich, Switzerland.

(3) AMNEX has been advised by Friedli AG that, to its knowledge, the Series F Preferred Shares reflected above as being beneficially owned by Spring, Joyce Ltd. and Logitech are held by such entities as nominees for certain overseas banking institutions which, in turn, hold such securities as nominees for the benefit of others. See Item 13(a) hereof.

Series G Preferred Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Series G Preferred Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series G Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)      Percentage of Class
    ----------------              --------------------       -------------------

Southbrook International
  Investments Ltd.
c/o Trippoak Advisors, Inc.
630 Fifth Avenue
New York, New York                     27,500                     100%

Peter M. Izzo, Jr.                        -0-                      --

Kenneth G. Baritz                         -0-                      --

Kevin D. Griffo                           -0-                      --

John Kane                                 -0-                      --

Richard L. Stoun                          -0-                      --

Michael V. Dettmers                       -0-                      --

Francesco Galesi                          -0-                      --

All executive officers and
Directors as a
group (8 persons)                         -0-                      --

----------

(1)       Holders of Series G Preferred  Shares are  entitled  to  approximately
          5.69 votes for each Series G Preferred Share held.

Series L Preferred Shares

     The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1997 regarding the beneficial ownership of AMNEX's Series L Preferred Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series L Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:

Name of Management Person
 and Name and Address of          Number of Shares             Approximate
    Beneficial Owner              Beneficially Owned(1)      Percentage of Class
    ----------------              ---------------------      -------------------

Francesco Galesi
c/o Galesi Group
Rotterdam Industrial Park
Wescott Road, Building 6
Schenectady, New York                 200,000(2)                   100%

Peter M. Izzo, Jr.                        -0-                       --

Kenneth G. Baritz                         -0-                       --

Kevin D. Griffo                           -0-                       --

John Kane                                 -0-                       --

Richard L. Stoun                          -0-                       --

Michael V. Dettmers                       -0-                       --

All executive officers
and Directors as
a group (8 persons)                   200,000(2)                   100%

----------

(1) Holders of Series L Preferred Shares are entitled to 15 votes for each Series L Preferred Share held.

(2) Includes 100,000 Series L Preferred Shares issuable pursuant to currently exercisable warrants. See Item 13(a) hereof.

          (c) Changes in Control.

     Reference is made to Item 13 hereof.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (a) Transactions with Management and Others.

                  Galesi

     Pursuant to a Stock Exchange Agreement, dated as of January 7, 1997, between AMNEX and Francesco Galesi, AMNEX acquired from Mr. Galesi 10% of the outstanding capital stock of GTI, a telecommunications company controlled by him. Pursuant to the terms of the Stock Exchange Agreement, (i) Mr. Galesi was issued 100,000 Series L Preferred Shares of AMNEX which have the following rights and preferences: (a) the right to receive dividends on an equal basis with the holders of AMNEX's Common Shares; (b) voting rights based on the number of Common Shares into which the Series L Preferred Shares are convertible; (c) the mandatory conversion of the Series L Preferred Shares into an aggregate of 1,500,000 Common Shares (the "Conversion Shares") upon the filing of a Certificate of Amendment to the Certificate of Incorporation of AMNEX pursuant to which there shall be authorized a sufficient number of Common Shares for issuance upon the conversion of the Series L Preferred Shares as well as upon the exercise of all outstanding purchase, exchange or conversion rights for the acquisition of Common Shares; and (d) a liquidation preference, on an equal basis with the holders of the other series of Preferred Shares, of an aggregate of $4,545,000; (ii) Mr. Galesi was issued a warrant for the purchase of 100,000 Series L Preferred Shares of AMNEX (the "Warrant Preferred Shares") (or, if the above Certificate of Amendment is filed, 1,500,000 Common Shares (the "Warrant Common Shares")) for an aggregate exercise price of $4,545,000 (subject to reduction to zero in the event, during any continuous six month period commencing with January 1, 1997 and ending on December 31, 1999, the consolidated revenues from operations of GTI are at least $12,500,000); (iii) Mr. Galesi was granted certain registration rights with regard to the Conversion Shares and Warrant Common Shares (or, if the Certificate of Amendment shall not have theretofore been filed, the Series L Preferred Shares and Warrant Preferred Shares); (iv) Mr. Izzo was elected a Director of GTI; (v) Mr. Galesi was elected a Director of AMNEX; (vi) Mr. Galesi agreed that he would utilize GTI as his sole vehicle with regard to the conduct of international telecommunications business; (vii) Mr. Galesi agreed to a two year lock-up with regard to any securities acquired from AMNEX pursuant to the transaction; and (viii) Mr. Galesi granted AMNEX certain "tag along" rights with regard to the sale of GTI capital stock acquired.

                  Friedli

     Pursuant to an Agreement, dated as of January 13, 1997, among AMNEX, Friedli AG, Friedli Corporate Finance Inc. and Peter Friedli (collectively, the "Friedli Group") (the "Friedli Agreement"), the Friedli Group has agreed to use its best efforts to cause certain securityholders of AMNEX (the "Holders") to sell, under certain circumstances and upon certain terms as set forth therein, up to 9,000,000 Common Shares of AMNEX (either through the sale of Common Shares held by such securityholders or following the conversion into Common Shares of certain promissory notes and Preferred Shares of AMNEX held by them) (see Item 12 hereof).

     Pursuant to the Friedli Agreement, AMNEX has agreed, under certain circumstances and subject to the conditions set forth therein, that it will (i) repurchase any convertible securities that were subject to the provisions of the Friedli Agreement, at an effective as converted purchase price of $3.50 per share, to the extent the underlying Common Shares are not sold pursuant to the Friedli Agreement; (ii) pay to the holders of the Preferred Shares of AMNEX that are subject to the provisions of the Agreement a cash payment in lieu of accrued dividends; (iii) pay to Friedli AG, in settlement of any and all claims of the Friedli Group for consulting, advisory, investment banking or similar or related fees and expenses, the sum of $375,000; (iv) agree to offer to the holders of AMNEX's Series F Preferred Shares the right to exchange such shares for an equal number of Series K Preferred Shares of AMNEX, the only difference between such series being that the Series K Preferred Shares would have a conversion price of $3.50 per share in contrast with the $5.00 per share conversion price for the Series F Preferred Shares; and (v) agree to redeem certain outstanding promissory notes of AMNEX in the aggregate principal amount of $1,400,000 that are due in October 1999 and are payable to certain clients of the Friedli Group in connection with AMNEX's acquisition of Crescent. In addition, pursuant and subject to the terms of the Friedli Agreement, the parties agreed to exchange mutual general releases under certain circumstances (the AMNEX release to include, among others, the Holders). The Friedli Agreement is subject to termination under certain circumstances.

                  National

     Effective February 28, 1997, ANEI entered into a Renewal and Modification Agreement (the "Renewal Agreement") with National with regard to a certain Prime COCOT Aggregator Agreement (the "Aggregator Agreement") and a certain Settlement Agreement previously entered into between the parties. AMNEX has been advised that Brian E. King ("King"), a principal shareholder of AMNEX (see Item 12 hereof), is the President and sole shareholder of National.

     Pursuant to the Aggregator Agreement, National, which owns, leases or otherwise controls private payphones (the "National Phones") and is an aggregator of long distance and operator-assisted traffic generated by the National Phones, engaged ANEI as the principal provider of direct dial long distance and operator-assisted services (collectively, "Services") to the National Phones. Pursuant to the Settlement Agreement, the parties settled certain claims made against each other with respect to the Aggregator Agreement.

     Pursuant to the Renewal Agreement, as amended, among other matters, (i) the term of the Aggregator Agreement was extended through February 28, 2007, subject to earlier termination under certain circumstances, (ii) ANEI was engaged as the exclusive provider of Services to the National Phones; (iii) ANEI assumed National's obligation to provide certain services and administrative support, and pay commissions and other compensation, to National's customers; (iv) ANEI was given the exclusive right to manage the business and operations of National;
(v) ANEI agreed to pay to National a minimum amount of $2,250,000; (vi) ANEI agreed to pay to National a reduced monthly payment equal to the greater of $7,500 or .5% of Billed Revenues (as defined in the Renewal Agreement) during the initial three years of the Renewal Agreement term, subject to adjustment at the end of such period; (vii) ANEI was granted a right of first refusal by King with regard to business opportunities for the reselling of long distance and operator-assisted traffic generated by private pay phones; and (viii) the parties settled all outstanding liabilities and obligations under the Settlement Agreement.

     Contemporaneously with the execution of the Renewal Agreement, the Company purchased certain furniture and equipment from National for a purchase price of $160,000 and entered into a five-year lease with an entity affiliated with King that provides for a rental of $72,000 per year.

     The Company believes that the terms of the Renewal Agreement and related transactions were no more favorable to National and King than those that the Company would have offered to other parties.

          (b) Certain Business Relationships.

     Reference is made to Item 11(f) hereof for a discussion of a consulting arrangement between the Company and Mr. Dettmers.

          (c) Indebtedness of Management.

     In January 1997, the Company loaned $150,000 to Kevin D. Griffo, President of the Company's TelCom Division. The loan is repayable, together with interest at the rate of 5.77% per annum, to the extent of one-half of any and all bonuses, and all amounts due upon termination of employment, that are payable to him, but, in any event, within five years from the date of the loan. As security for the repayment of the loan, Mr. Griffo has pledged to the Company all of his right, title and interest in and to the 25,000 restricted Common Shares previously granted to him (see Item 11(a) hereof) as well as any and all Common Shares that may be issued to him upon his exercise of options to purchase such shares.

          (d) Transactions with Promoters.

     Not applicable.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) 1. Financial Statements

     The following consolidated financial statements of the Company are included herein:

Independent Auditor's Report                                              F1

Consolidated Balance Sheets as of December 31, 1996 and 1995              F2

Consolidated Statements of Operations for the years ended                 F4
December 31, 1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the years        F5 - F6
ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended            F7 - F9
December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                           F10 - F27

          2. Financial Statement Schedules

     Schedule II: Valuation and Qualifying Accounts

          3. Exhibits

Exhibit Number        Description of Exhibit

  2.1 Amended and Restated Asset Purchase Agreement, dated as of October 4, 1995, among Crescent, CCI, AMNEX and Friedli AG (the "Crescent Asset Purchase Agreement")1

  2.2 Letter agreement, dated as of October 4, 1995, among AMNEX, Crescent, CCI and Friedli AG pursuant to which, among other matters, the Crescent Asset Purchase Agreement was declared null and void1

   2.3 Letter agreement, dated as of October 4, 1995, among AMNEX, Crescent, the stockholders of CCI and Friedli AG, among others1

   2.4 Stock Purchase Agreement, dated as of April 26, 1996, among AMNEX, Robert A. Rowland, Delajane Rowland, Donald D. Simmons, C. Michael Moehle, Barbara Ann Cromwell, Ellen E. Wood, Daniel N. Matheson, Capital Network System, Inc., Capital Network International, Inc., Capital Network Mexico, S.A. de C.V., and Point to Point Communications Company (the "CNSI Stock Purchase Agreement")2

   2.5 First Amendment to the CNSI Stock Purchase Agreement, dated as of June 28, 1996, by and among the parties thereto as well as Sirrom Capital Corporation and Spectrum Global Telecommunications Pty Limited2

     --------

     1Denotes document filed as an exhibit to AMNEX's Current Report on Form 8-K for an event dated October 4, 1995, as amended (File No. 0-17158), and incorporated herein by reference.

     2Denotes document filed as an exhibit to AMNEX's Current Report on Form 8-K for an event dated June 28, 1996, as amended (File No. 0-17158), and incorporated herein by reference.

   2.6 Asset Purchase Agreement, dated as of August 31, 1996, by and among Teleplus, Inc. and AMNEX3

   2.7 Asset Purchase Agreement, dated as of November 8, 1996, among AMNEX, Crescent, Coastal Telecom, BEK Tel, Garden State and King (the "Coastal Asset Purchase Agreement")4

   2.8 Supplement and modification letter, dated as of November 20, 1996, to the Coastal Asset Purchase Agreement among the parties thereto4

   2.9 Stock Purchase Agreement, dated as of September 30, 1996, by and among AMNEX, National Business Exchange, Inc., James E. Everingham and Daryl
          A. Frame

   3.1 Certificate of Amendment of Certificate of Incorporation of AMNEX filed December 30, 1996

   3.2    Restated Certificate of Incorporation of AMNEX, as amended

   3.3    Amendment to By-Laws of AMNEX

   3.4    By-Laws of AMNEX, as amended

   4.1    Specimen of certificate evidencing Common Shares of AMNEX5

  10.1    Agreements of Lease between AMNEX and Hudson Telegraph Associates6

  10.2    Agreement  of  Sublease,   dated  as  of  December  7,  1993,  between
          International Paper Company and AMNEX6

--------

     3Denotes documents filed as a exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended September 30, 1996 (File No. 0-17158) and incorporated herein by reference.

     4Denotes documents filed as an exhibit to AMNEX's Current Report on Form 8-K for an event dated November 20, 1996 (File No. 0-17158) and incorporated herein by reference.

     5Denotes document filed as an exhibit to AMNEX's Registration Statement on Form S-4 (File No. 33-32693) and incorporated herein by reference.

     6Denotes document filed as an exhibit to AMNEX's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-17158) and incorporated herein by reference.

  10.3 Lease, dated August 24, 1990, between Global Motor Inns, Inc., d/b/a Lucerne Plaza and ANEI7

  10.4 Agreement of Lease, dated December 18, 1996, between We're Associates Company and Crescent

  10.5    1992 Stock Option Plan, as amended

  10.6    Amended and Restated 1996 Restricted Stock Grant Plan

  10.7 Employment Agreement, dated as of June 25, 1996, between AMNEX and Peter M. Izzo, Jr.8

  10.8 Employment Agreement, dated as of June 25, 1996, between AMNEX and Kenneth G. Baritz8

  10.9 Employment Agreement, dated as of June 25, 1996, between AMNEX and Kevin D. Griffo

  10.10 Employment Agreement, dated as of October 1, 1996, between AMNEX and John Kane

  10.11   Provision in Stock Option  Agreements  between AMNEX and each of Peter
          M. Izzo, Jr., Kenneth G. Baritz,  John Kane, Kevin D. Griffo,  Richard
          L. Stoun and Michael V. Dettmers8

  10.12 Security Agreement, dated as of October 4, 1995, by and among Lyon Credit Corporation ("Lyon"), ANEI and Crescent

  10.13 Amendment to Security Agreement, dated as of December 28, 1995, by and among Lyon, ANEI and Crescent

  10.14 Second Amendment to Security Agreement, dated as of November 15, 1996, by and among Lyon, ANEI and Crescent

  10.15 Consolidated, Renewed, and Restated Promissory Note, dated as of November 15, 1996, from Crescent and ANEI to Lyon in the principal amount of $7,000,000

--------

     7Denotes document filed as an exhibit to AMNEX's Registration Statement on Form S-1 (File No. 33-24141) and incorporated herein by reference.

     8Denotes document filed as an exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996 (File No. 0-17158) and incorporated herein by reference.

  10.16 Master Lease, dated as of October 10, 1995, between Southbridge Financial Corp ("Southbridge") and AHE

  10.17 Convertible Preferred Stock Purchase Agreement, dated as of September 19, 1996, between AMNEX and Southbrook3

  10.18 Loan and Security Agreement, dated December 18, 1996, by and between Crescent and Southbridge

  10.19 Stock Exchange Agreement, dated as of January 7, 1997, between AMNEX and Francesco Galesi

  10.20   Warrant, dated January 7, 1997, issued to Francesco Galesi

  10.21 Agreement, dated as of January 13, 1997, by and among AMNEX, Friedli AG, Friedli Corporate Finance Inc. and Peter Friedli

  10.22 Renewal and Modification Agreement, dated as of February 28, 1997, between ANEI and National

  10.23 Letter Agreement, dated as of March 1, 1997, among AMNEX, National and King with regard to the Renewal and Modification Agreement

  11      Statement of Computation of Per Share Earnings

  21      Subsidiaries

  23      Consent of Ernst & Young LLP

  27      Financial Data Schedule

          (b) Reports on Form 8-K

     One report on Form 8-K was filed by AMNEX during the three months ended December 31, 1996 as follows:

     Date of Report: November 20, 1996

     Items Reported: 2 and 7

                         Report of Independent Auditors

The Board of Directors and Shareholders AMNEX, INC.

We have audited the accompanying consolidated balance sheets of AMNEX, INC. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMNEX, INC. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            ERNST & YOUNG LLP

New York, New York
April 4, 1997

                                   AMNEX, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                         December 31
                                                                             ------------------------------------
                                                                                    1996              1995
                                                                             ------------------------------------
Assets

Current assets:

   Cash                                                                              4,947         $      94
                                                                             ------------------------------------
   Trade receivables, less allowance for doubtful accounts of $2,757 in
     1996 and $2,954 in 1995                                                        19,311            17,080
                                                                             ------------------------------------
   Parts inventory                                                                     739               289
                                                                             ------------------------------------
   Deferred income taxes                                                             1,791               121
                                                                             ------------------------------------
   Note receivable                                                                       --            1,291
                                                                             ------------------------------------
   Customer advances                                                                 2,414             3,940
                                                                             ------------------------------------
   Deposits and other current assets                                                   861               602
                                                                             ------------------------------------
     Total current assets                                                           30,063            23,417



     Property and equipment, net                                                    23,851            11,595
                                                                             ------------------------------------
     Deposits and other                                                              1,543             3,952
                                                                             ------------------------------------
     Intangible assets, net                                                          5,947             1,361
                                                                             ------------------------------------
     Goodwill, net                                                                  29,955             9,255
                                                                             ------------------------------------



Total assets                                                                      $ 91,359          $ 49,580
                                                                             ====================================


                                                    F-2

                                                                                        December 31
                                                                                   1996              1995
                                                                            -------------------------------------
Liabilities and shareholders' equity
Current liabilities:
   Short-term debt                                                          $      11,498           $11,865
                                                                            -------------------------------------
   Accounts payable                                                                 3,651             4,266
                                                                            -------------------------------------
   Accrued expenses                                                                 7,733             1,488
                                                                            -------------------------------------
   Accrued network expenses                                                         1,975               904
                                                                            -------------------------------------
   Accrued commissions                                                              3,169             2,062
                                                                            -------------------------------------
   Accrued taxes payable                                                            1,406               808
                                                                            -------------------------------------
   Due to related party                                                             1,198                 --
                                                                            -------------------------------------
   Current portion of capital lease obligations                                     2,179               756
                                                                            -------------------------------------
   Current portion of long-term debt                                                2,248               737
                                                                            -------------------------------------
Total current liabilities                                                          35,057            22,886

Capital lease obligations                                                           2,668             2,170
                                                                            -------------------------------------
Long-term debt                                                                     13,530             4,132
                                                                            -------------------------------------
Minority interest                                                                      10                 --
                                                                            -------------------------------------
Compensation payable                                                                  894                _-
                                                                            -------------------------------------
Obligations under non-compete agreement                                             2,630                 -
                                                                            -------------------------------------
Common stock subject to redemption                                                  3,250                 -

Commitments and contingencies

Shareholders' equity:
   Voting Preferred Stock, $.001 par; authorized 5,000,000 shares:
     Series B Preferred Stock, authorized 356,000 shares, issued and outstanding
       72,450 shares in 1996 and 1995 (liquidation
       preference $362)                                                               362               362
                                                                            -------------------------------------
     Series  D  Preferred  Stock,   authorized  1,413,337  shares,   issued  and
       outstanding 1,413,337 shares in 1996 and 1995 (liquidation
       preference $3,533)                                                           3,533             3,533
                                                                            -------------------------------------
     Series  E  Preferred  Stock,   authorized  1,085,000  shares,   issued  and
       outstanding 1,035,000 shares in 1996 and 1,085,000 shares in 1995
       (liquidation preference $2,911 in 1996 and $3,052 in 1995)                   2,911             3,052
                                                                            -------------------------------------
     Series F Preferred Stock, authorized 415,250 shares, issued and outstanding
       415,250 shares in 1996 and 1995 (liquidation
       preference $2,076)                                                           2,076             2,076
                                                                            -------------------------------------
     Series G Preferred Stock, authorized 145,000 shares, issued and
       outstanding 78,750 shares in 1996 (liquidation preference $1,575)            1,179                --
                                                                            -------------------------------------
   Common stock, $.001 par; authorized 40,000,000, issued 26,897,892 in
     1996 and 19,484,030 shares in 1995                                                27                19
                                                                            -------------------------------------
   Capital in excess of par value                                                  56,093            39,963
                                                                            -------------------------------------
   Accumulated deficit                                                            (32,385)          (28,137)
                                                                            -------------------------------------
                                                                                   33,796            20,868
                                                                            -------------------------------------
Less 18,250 common shares held in treasury, at cost                                  (476)             (476)
                                                                            -------------------------------------
Total shareholders' equity                                                         33,320            20,392
                                                                            -------------------------------------
Total liabilities and shareholders' equity                                              $      91,359     $49,580
                                                                            =====================================

                                      F-3
See accompanying notes.

                                               AMNEX, INC.

                                  Consolidated Statements of Operations
                                    (In thousands, except share data)

                                                                             Year ended December 31

                                                                   1996                  1995                  1994
                                                         --------------------------------------------------------------------


Revenues                                                       $   117,142           $  105,890            $  108,737
                                                         --------------------------------------------------------------------


Costs and expenses:

   Cost of sales                                                    93,863               86,766                90,831
                                                         --------------------------------------------------------------------
   Selling, general and administrative                              16,473               12,145                12,635
                                                         --------------------------------------------------------------------
   Depreciation and amortization                                     6,054                3,175                 2,252
                                                         --------------------------------------------------------------------
   Impairment of long-lived assets                                   3,716                   --                    --
                                                         --------------------------------------------------------------------
   Interest expense                                                  2,730                2,044                 1,793
                                                         --------------------------------------------------------------------
                                                                   122,836              104,130               107,511
                                                         --------------------------------------------------------------------


Income (loss) before income taxes and
   minority interest                                                (5,694)               1,760                 1,226
                                                         --------------------------------------------------------------------
Minority interest                                                        1                   --                    --
                                                         --------------------------------------------------------------------
Income (loss) before income taxes                                   (5,693)               1,760                 1,226
                                                         --------------------------------------------------------------------
Provision (benefit) for income taxes                                (1,445)                 329                   685
                                                         --------------------------------------------------------------------
Net income (loss)                                              $    (4,248)          $    1,431            $      541
                                                         ====================================================================


Deemed dividend on Series G Preferred                                  400                   --                    --
   Stock

   Preferred share dividends                                           616                  543                   291
                                                         --------------------------------------------------------------------
Net income (loss) available for common                         $    (5,264)          $      888            $      250
   shares                                                ====================================================================


   Net income (loss) per common share                          $     (0.23)          $     0.05            $     0.02
                                                         ====================================================================

Weighted average number of shares
   outstanding used in computing net income
   (loss) per common share                                       23,274,219          19,416,497            13,522,815


See accompanying notes.
                                      F-4

                                   AMNEX, INC.
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 1996, 1995 and
                        1994 (In thousands, except share data)

                                              Common Stock          Preferred      Preferred    Preferred    Preferred    Preferred
                                            $.001 Par Value           Stock          Stock        Stock        Stock        Stock
                                    ------------------------------------------------------------------------------------------------
                                          Shares        Amount        Series B      Series C     Series D     Series E     Series F
                                    ------------------------------------------------------------------------------------------------

Balance, December 31, 1993              10,186,523       $10.0        $1,666
 Issuance of common shares                 150,000
   Issuance of preferred share              60,099
     dividend
      Issuance of common shares            100,000
      Exercise of stock options             28,833
      Sale of preferred shares                                                      $3,000
   Issuance of preferred share
     dividend
      Exchange of preferred shares                                                  (3,000)      $3,000
      Conversion of debentures           5,629,222         6.0
      Conversion of preferred shares     2,000,000         2.0        (1,000)
      Conversion of debentures                                                                      533
      Shares issuable to customer
                                    ------------------------------------------------------------------------------------------------
      Net income
                                    ------------------------------------------------------------------------------------------------
     Balance, December 31, 1994         18,154,677        18.0           666                      3,533
                                    ------------------------------------------------------------------------------------------------
      Issuance of common shares            125,000
                                    ------------------------------------------------------------------------------------------------
      Issuance of common shares            100,000
                                    ------------------------------------------------------------------------------------------------
      Exercise of stock options            471,853
                                    ------------------------------------------------------------------------------------------------
      Conversion of preferred shares       607,500         1.0          (304)
                                    ------------------------------------------------------------------------------------------------
      Sale of preferred shares                                                                                $3,052
                                    ------------------------------------------------------------------------------------------------
      Exercise of warrants                  25,000
                                    ------------------------------------------------------------------------------------------------
   Issuance of preferred share
     dividend
                                    ------------------------------------------------------------------------------------------------
   Issuance of preferred shares for
     acquisition                                                                                                           $2,076
                                    ------------------------------------------------------------------------------------------------
 Net income
                                    ------------------------------------------------------------------------------------------------
Balance, December 31, 1995              19,484,030        19.0           362                      3,533        3,052        2,076
                                    ------------------------------------------------------------------------------------------------
   Issuance of common shares and
     warrants for acquisitions           6,993,926         7.5
                                    ------------------------------------------------------------------------------------------------
   Issuance of common shares                75,000         0.1
                                    ------------------------------------------------------------------------------------------------
   Exercise of stock options                54,485         0.1
                                    ------------------------------------------------------------------------------------------------
   Conversion of preferred shares           50,000         0.1                                                  (141)
                                    ------------------------------------------------------------------------------------------------
   Conversion of debt                       44,643
                                    ------------------------------------------------------------------------------------------------
   Issuance of preferred stock
                                    ------------------------------------------------------------------------------------------------
   Conversion of preferred shares          195,808         0.2
                                    ------------------------------------------------------------------------------------------------
   Net loss
                                    ------------------------------------------------------------------------------------------------
     Balance, December 31, 1996         26,897,892       $27.0          $362        $ -          $3,533       $2,911$      $2,076
                                    ================================================================================================

                                   AMNEX, INC.

           Consolidated Statements of Shareholders' Equity (continued)
                     Years ended December 31, 1996, 1995 and
                     1994 (In thousands, except share data)

                                        Preferred       Capital in       Common                                         Total
                                          Stock         Excess of         Stock       Accumulated      Treasury      Shareholders
                                        Series G        Par Value       Issuable        Deficit          Stock          Equity
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1993                               $ 34,723        $   544       $ (29,990)       $(476)         $  6,477
                                    -----------------------------------------------------------------------------------------------
 Issuance of common shares                                    507                                                           507
                                    -----------------------------------------------------------------------------------------------
   Issuance of preferred share                                225           (225)
     dividend
      Issuance of common shares                               319           (319)
      Exercise of stock options                                43                                                            43
      Sale of preferred shares                               (344)                                                        2,656
   Issuance of preferred share                                                               (75)                           (75)
     dividend
      Exchange of preferred shares
      Conversion of debentures                              1,807                                                         1,813
      Conversion of preferred shares                          998
      Conversion of debentures                                                                                              533
      Shares issuable to customer                                            375                                            375
                                    -----------------------------------------------------------------------------------------------
      Net income                                                                             541                            541
                                    -----------------------------------------------------------------------------------------------
     Balance, December 31, 1994                            38,278            375         (29,524)        (476)           12,870
                                    -----------------------------------------------------------------------------------------------
      Issuance of common shares                               375           (375)
                                    -----------------------------------------------------------------------------------------------
      Issuance of common shares                               419                                                           419
                                    -----------------------------------------------------------------------------------------------
      Exercise of stock options                               978                                                           978
                                    -----------------------------------------------------------------------------------------------
      Conversion of preferred shares                          303
                                    -----------------------------------------------------------------------------------------------
      Sale of preferred shares                               (428)                                                        2,624
                                    -----------------------------------------------------------------------------------------------
      Exercise of warrants                                     38                                                            38
                                    -----------------------------------------------------------------------------------------------
   Issuance of preferred share                                                               (44)                           (44)
     dividend
                                    -----------------------------------------------------------------------------------------------
   Issuance of preferred shares for
     acquisition                                                                                                          2,076
                                    -----------------------------------------------------------------------------------------------
 Net income                                                                                1,431                          1,431
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1995                                 39,963                        (28,137)        (476)           20,392
                                    -----------------------------------------------------------------------------------------------
   Issuance of common shares and
     warrants for acquisitions                             14,650                                                        14,658
                                    -----------------------------------------------------------------------------------------------
 Issuance of common shares                                    225                                                           225
                                    -----------------------------------------------------------------------------------------------
 Exercise of stock options                                    137                                                           137
                                    -----------------------------------------------------------------------------------------------
 Conversion of preferred shares                               141
                                    -----------------------------------------------------------------------------------------------
 Conversion of debt                                           156                                                           156
                                    -----------------------------------------------------------------------------------------------
   Issuance of preferred stock           $1,604               396                                                         2,000
                                    -----------------------------------------------------------------------------------------------
      Conversion of preferred shares       (425)              425
                                    -----------------------------------------------------------------------------------------------
      Net loss                                                                            (4,248)                        (4,248)
                                    -----------------------------------------------------------------------------------------------
     Balance, December 31, 1996          $1,179           $56,093        $ -            $(32,385)       $(476)          $33,320
                                    ===============================================================================================

See accompanying notes.

                                   AMNEX, INC.

                      Consolidated Statements of Cash Flows
                Years Ended December 31, 1996, 1995 and 1994 (In
                          thousands, except share data)
                                                                      1996                1995               1994
                                                               ----------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                   $  (4,248)         $   1,431          $   541
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                      6,054              3,175            2,252
     Compensation expense                                                  50                 --               --
     Provision for losses on receivables                               (1,539)              (259)           1,656
     Deferred income taxes                                             (1,670)              179               (97)
     Gain on sale of assets                                            (1,675)                 -                -
     Impairment of long-lived assets                                    3,716                 --               --
     Changes in assets and liabilities:
       Trade receivables                                                8,726             4,019            (9,270)
       Parts inventory                                                   (109)                9                --
       Note receivable                                                  1,291             (1,291)              --
       Customer advances, deposits and other current assets             1,587             (3,048)            (595)
       Deposits and other assets                                          379               (737)            (100)
       Accounts payable and accrued expenses                           (6,570)            (1,817)           3,162
                                                               ----------------------------------------------------------
         Net cash provided by (used in) operating activities            5,992             1,661            (2,451)
                                                               ----------------------------------------------------------

         Cash flows from investing activities

         Purchase of businesses, net of cash acquired                  (4,365)           (1,996)               --
                                                               ----------------------------------------------------------
         Purchase of contracts                                           (759)             (923)               --
                                                               ----------------------------------------------------------
         Proceeds on sale of assets                                     2,542                --                --
                                                               ----------------------------------------------------------
         Expenditures for property and equipment                       (2,770)           (1,743)           (3,644)
                                                               ----------------------------------------------------------
         Net cash used in investing activities                         (5,352)           (4,662)           (3,644)
                                                               ----------------------------------------------------------

         Cash flows from financing activities

         Proceeds from sale of Preferred Shares                         2,000             2,624             2,656
                                                               ----------------------------------------------------------
         Payments on related party debt                                  (146)               --                --
                                                               ----------------------------------------------------------
         Proceeds from the exercise of warrants                            --                38                --
                                                               ----------------------------------------------------------
         Proceeds from issuance of convertible notes and debentures        --               325                --
                                                               ----------------------------------------------------------
         Proceeds from the sale of common stock                           362               978                43
                                                               ----------------------------------------------------------
         Borrowings (repayments) under revolving credit, net           (5,543)           (3,655)            5,234
                                                               ----------------------------------------------------------
         Payments on long-term debt                                    (3,018)             (217)             (524)
                                                               --------------------------------------------------------
         Proceeds from long-term debt                                  12,000             2,757                --
                                                               ----------------------------------------------------------
         Principal payments under capital lease obligations            (1,442)             (304)             (693)
                                                               ----------------------------------------------------------
         Dividends paid                                                    --               (44)              (75)
                                                               ----------------------------------------------------------
         Net cash provided by financing activities                      4,213             2,502             6,641
                                                               ----------------------------------------------------------

         Net increase (decrease) in cash                                4,853              (499)              546
                                                               ----------------------------------------------------------
         Cash at beginning of year                                         94               593                47
                                                               ----------------------------------------------------------
         Cash at end of year                                           $4,947          $     94           $   593
                                                               ==========================================================
See accompanying notes.

                                   AMNEX, INC.

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Year ended December 31, 1996

1. The holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.
2. The Company issued 6,993,926 Common Shares and warrants to purchase 400,000 Common Shares upon acquisitions.
3. The Company issued 44,643 Common Shares pursuant to the conversion of $150 of debt plus accrued interest thereon.
4. The Company issued 195,808 Common Shares pursuant to the conversion of 21,250 Series G Preferred Shares.
5.   Interest of approximately $2,646 was paid.
6.   Income taxes of approximately $465 were paid.
7. Capital lease obligations incurred to acquire property and equipment were approximately $1,978.

Year ended December 31, 1995

1. The Company issued 607,500 Common Shares pursuant to the conversion of 60,750 Series B Preferred Shares.

2.   The  Company  issued   415,250   Series  F  Preferred   Shares  as  partial
     consideration for the acquisition of CCI.

3.   Convertible   Promissory   Notes  for   $1,550   were   issued  as  partial
     consideration for the acquisition of CCI.

4. The Company issued 225,000 Common Shares under equity participation agreements of which 125,000 Common Shares were issuable at December 31, 1994.

5.   Interest of $2,076 was paid.

6.   Income taxes of approximately $302 were paid.

7. Capital lease obligations incurred to acquire property and equipment were $2,334.

                                   AMNEX, INC.

Year ended December 31, 1994
(In thousands, except share data)

1. $700 of principal of the Company's debentures was converted into 280,000 Common Shares.

2. The Company issued 2,000,000 Common Shares pursuant to the conversion of 200,000 Series B Preferred Shares.

3. $900 of principal and $166 of interest of notes payable were converted into 5,330,555 Common Shares.

4. $700 of principal and $47 of interest of notes payable were converted into 298,667 Common Shares.

5. $500 of principal and $33 of interest of notes payable were converted into 213,314 Series D Preferred Shares.

6.   125,000 Common Shares were issuable under equity participation agreements.

7.   Interest of approximately $1,836 was paid.

8.   Income taxes of approximately $0 were paid.

9. Capital lease obligations incurred to acquire property and equipment were $732.



See accompanying notes.

                                   AMNEX, INC.

                   Notes To Consolidated Financial Statements
                  Years ended December 31, 1996, 1995 and 1994
                        (In Thousands, except share data)



1.   Summary of Significant Accounting Policies

Organization and Business

AMNEX, INC., through its wholly-owned subsidiaries, American Network Exchange, Inc. (ANEI), American Hotel Exchange, Inc. (AHE), Crescent Public Communications Inc. (Crescent) including the operations of Coastal, Capital Network Systems, Inc. (CNSI), and Hospital TeleServices, Inc., and its majority-owned subsidiary, National Billing Exchange, Inc. (NBE), (collectively, the Company), provides a variety of telecommunications services including operator-assisted (0+), long distance (1+) and local pay phone services, primarily in the northeastern part of the U.S. and in Mexico. ANEI and CNSI are subject to regulation by the Federal Communications Commission (FCC) and the various State Public Utility Commissions (PUCS) for a majority of the services it provides.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated.

Revenue Recognition

The Company records revenues as calls are placed. It submits billing information related to operator assisted calls to its billing and collection agents which in turn submit the records to the telephone companies with which they have billing arrangements.

Parts Inventory

Inventory, which consists primarily of pay phone equipment replacement parts, is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method. Leased equipment and leasehold improvements are amortized over the shorter of the life of the lease or the service lives of the equipment and improvements.

Estimated  useful lives are as follows:  equipment,  furniture  and  fixtures--5
years,   installed  telephone  and  related   equipment--10   years,   leasehold
improvements--5 years, and leased equipment--5 or 7 years.

                                   AMNEX, INC.

1.   Summary of Significant Accounting Policies (continued)

Intangibles and Goodwill

In connection with the acquisitions of pay telephone businesses and through various other agreements entered into, certain contracts to provide telecommunications services to pay phones, covenants not to compete and dealer agreements were obtained. The contracts and the covenants are amortized over their estimated remaining lives. Accumulated amortization at December 31, 1996 and 1995 was approximately $907 and $117, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight line basis over 15 years. Amortization expense for 1996, 1995 and 1994 was approximately $1,500, $758 and $720, respectively. Accumulated amortization at December 31, 1996 and 1995 was approximately $5,700 and $4,200, respectively.

Impairment Loss on Long-Lived Assets

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long- Lived Assets and Assets to be Disposed of", the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

In connection with the enactment of the Telecommunications Act of 1996 and other regulatory actions, the Company evaluated the ongoing value of certain existing contracts and agreements to provide telecommunications services, and other investments. Based on this evaluation, the Company determined that certain assets, substantially related to rights acquired to provide long distance services to certain pay phones, with a carrying amount if $3,176 were impaired and, accordingly, were written off in the fourth quarter of 1996. Fair value was based on estimated future cash flows to be generated, discounted at a market rate of interest.

Fair Value of Financial Instruments

The Company's management believes the carrying amounts of cash and cash equivalents, accounts receivable and short-term and long-term debt approximate their fair values.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and accounts receivable. The Company places its cash in accounts with several major financial institutions. Concentration of credit risk with respect to accounts receivable are generally diversified due to a large number of customers comprising the Company's

                                   AMNEX, INC.

1. Summary of Significant Accounting Policies (continued)

customer base. Accordingly, the Company believes that their accounts receivable credit risk exposure is limited and appropriately provided for.

Stock Options

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees". However, as more fully described in Note 10, pro forma information as required under FASB Statement No. 123, "Accounting for Stock Based Compensation", has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

Net Income (Loss) per Common Share

Net income (loss) per Common Share is computed on the basis of the weighted average number of Common Shares outstanding, including Common Share equivalents. In connection with the Company's sale of Series G Preferred Shares, in 1996, the Company has recorded a deemed preferred dividend as a reduction in earnings available to common shareholders (see Note 9). The effect of the conversion of Preferred Shares and conversion of notes on the calculation of net income (loss) per share is anti-dilutive and therefore excluded from the computation of net income (loss) per share.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, the Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Prior Year Amounts

Certain prior year amounts were reclassified to conform with the current year presentation.

                                   AMNEX, INC.

2. Acquisitions

Effective October 4, 1995, Crescent purchased 100% of the issued and outstanding common stock of CCI, a company which owned, operated and maintained pay phones, for total consideration of $5,884, as follows: (i) a 10% promissory note in the amount of $1,550 (the "Note") with interest payable semi-annually, commencing December 31, 1995, and the balance due on October 4, 1999 (subject to acceleration in the event of a change in control of the Company, as defined in the Note); (ii) 415,250 Series F Preferred Shares of the Company; and (iii) $2,258 in cash. The purchase price exceeded the fair value of the assets acquired by approximately $2,295, which was recorded as goodwill.

Effective June 30, 1996, the Company acquired 100% of the common stock of CNSI, a telecommunications company engaged in the business of providing 0+ calling services primarily in Mexico. The purchase price aggregated $18,034, including cash of $1,094, 4,099,086 shares of unregistered common stock valued at $10,401, and warrants valued at $380, and liabilities assumed of $6,159. The purchase price exceeded the book value of net assets acquired by $20,439, which has been recorded as goodwill.

Effective September 30, 1996, the Company acquired 80% of the common stock of NBE, a provider of billing and collection services to telecommunications companies, for 550,725 shares of unregistered Common Stock having a value of $1,330. The purchase price exceeded net assets acquired by $1,641, which has been recorded as goodwill.

Effective November 20, 1996, pursuant to an Asset Purchase Agreement with, among others, Coastal Telecom Payphone Company, Inc. (collectively "Coastal"), the Company acquired, among other assets, approximately 4,300 pay telephones located primarily in New Jersey. The Asset Purchase Agreement provides for an aggregate consideration of $10,410, including cash of $3,010 and 2,098,373 shares of unregistered common stock valued at $5,200, and liabilities assumed of $2,200. The total purchase price was allocated to net assets acquired. The Company also granted certain piggyback registration rights for the shares issued as well as certain rights to require that the Company repurchase up to $3,250 in market value of the shares in the event the Company does not file a registration statement within a certain period of time. Such amount has been recorded as common stock subject to redemption.

The  aforementioned   acquisitions  have  been  included  in  the  Statement  of
Operations from their respective dates of acquisition. The acquisitions were accounted for under the purchase method.

The pro forma unaudited results of operations for the twelve months ended December 31, 1996, 1995 and 1994 assuming the consummation of the aforementioned 1996 acquisitions as of the beginning of 1996 and 1995 and the 1995 acquisition as of the beginning of 1994 are as follows:

                                   AMNEX, INC.

2.   Acquisitions (continued)

                                          1996        1995       1994
                                        --------------------------------

Revenues                                $151,245    $148,592   $113,373
Net income (loss)                         (5,433)       (561)       657
Net income (loss) per common share       $(0.23)      $(0.03)     $0.03


During 1996, the Company acquired other unrelated pay telephones in a series of acquisitions and issued 245,742 of its unregistered Common Stock valued at $597. The effect of these acquisitions was not deemed material to the unaudited proforma results of operations presented above.

In addition to the acquisitions above, on August 31, 1996, Teleplus assigned to the Company its Dealer Agreement with CNSI in exchange for cash and unregistered, issuable common stock aggregating $4,130, including cash of $1,500 and 1,052,336 shares valued at $2,630. The unregistered common stock is issuable to Teleplus as follows: 526,168 issuable on January 30, 1997 and 526,168 issuable on January 30, 1998. The total purchase price has been included in intangibles and recorded as an obligation under non-compete agreement, representing the sellers obligation to the Company prior to issuance of the common shares.

3. Note Receivable and Customer Advances

The Company has advances due from customers for amounts advanced to customers for usage of the Company's services prior to delivery of service. The advances are recouped as deductions from commissions otherwise payable to customers over the life of the applicable customer agreement.

Included in "Deposits and other assets" at December 31, 1995 are the long-term portion of advances to customers of approximately $492.

4. Property and Equipment, Net

Property and equipment, at cost, consists of the following at December 31:

                                               1996                1995
                                             ----------------------------------
Equipment, furniture and fixtures              $10,341          $    9,684
                                             ----------------------------------
Installed telephone and related equipment       18,704               3,414
                                             ----------------------------------
Leasehold improvements                             933                 750
                                             ----------------------------------
Leased equipment                                 6,354               7,049
                                             ----------------------------------
                                                36,332              20,897
                                             ----------------------------------
Accumulated depreciation and amortization       12,481               9,302
                                             ----------------------------------
Property and equipment, net                    $23,851          $   11,595
                                             ==================================

                                   AMNEX, INC.

5. Short-Term Debt

Short-term debt consists of the following at December 31:

                                          ==================================
                                             1996                1995
                                          ----------------------------------

                                          ----------------------------------
Asset based lending agreements (a)          $10,898            $11,365
                                          ----------------------------------
10% Notes payable (b)                           500                500
                                          ----------------------------------
11% Note payable (c)                            100                 --
                                          ----------------------------------
                                            $11,498            $11,865
                                          ==================================

(a) The Company has credit facilities in the form of asset based lending agreements with its billing and collection agents, which provide for advances up to $27,600 (with recourse) based upon eligible operator service and direct dial receivables. Interest is at prime (8.25% and 8.5% at December 31, 1996 and 1995, respectively) plus 2%. The agreements expire in February 2000.

(b) During 1992 and 1993, the Company borrowed $1,500 from certain overseas investors. The notes payable are due on demand, bear interest at 10% per annum and are convertible including accrued interest, at $.20 per share. The Company may repay the loans, subject to the payment of a 10% premium of the principal amount repaid and subject to the right of the holders to exercise their conversion right. In May 1993, an aggregate of $100 of the loan was converted into 500,000 shares of Common Stock. In September 1994, $900 principal amount and $166 of accrued interest thereon was converted into 5,330,555 Common Shares. These notes are collateralized by all of the outstanding shares of ANEI.

(c) In connection with the acquisition of CNSI, the Company assumed a note. Interest at 11% is payable monthly. The outstanding principal balance, together with any unpaid or accrued interest is due January 1997.

Substantially all of the Company's assets serve as collateral under the terms of the short and long-term debt agreements and capital lease obligations.

                                   AMNEX, INC.

6. Long-Term Debt

Long-term debt consists of the following at December 31:

                                                                         =======================================
                                                                                 1996               1995
                                                                         ---------------------------------------
10.52% Secured Promissory Note, with interest and
   principal payments of $151 payable in 60 monthly
   installments commencing January 1, 1997 (b)                               $    6,910          $       --
                                                                         ---------------------------------------
11.91% Secured Promissory Note, with interest and
   principal payments of $111 in 60 monthly installments
   commencing February 1, 1997                                                    5,000                  --
                                                                         ---------------------------------------
10% Convertible Promissory Notes, due October 1999
   with interest payable semi-annually on June 30 and
   December 31, convertible at $3.50 per common share                             1,400               1,550
   (a)
                                                                         ---------------------------------------
12.5% Secured Promissory Note, with interest only
   payable monthly; principal due November 30, 1998                               1,000                  --
                                                                         ---------------------------------------
12.5% Secured Promissory Note, with interest only
   payable monthly; principal due January 31, 1999                                1,000                  --
                                                                         ---------------------------------------
8% Convertible Promissory Note, due May 1997 with interest payable semi-annuallyon June 30 and December 31, convertible at $2.8125
   per Common Share                                                                 325                 325
                                                                         ---------------------------------------
Auto loans with interest rate ranging from 7.47% to
   10.25%; maturing March 1997 through October 1997                                  72                  --
                                                                         ---------------------------------------
13% Note Payable, with interest and principal payments
   of $2 payable in 50 monthly installments commencing
   March 1, 1996                                                                     71                  --
                                                                         ---------------------------------------
9.97% Senior Secured Note Payable, with interest and
   principal payments of $63 payable in 48 monthly
   installments commencing November 1995 (b)                                         --               2,371
                                                                         ---------------------------------------
9.97% Senior Secured Note Payable, with interest and
   principal payments of $13 payable in 48 monthly
   installments commencing February 1996 (b)                                         --                 500
                                                                         ---------------------------------------
12% Note Payable to stockholder; consists of an
   unsecured note with interest and principal of $21 due                             --                 123
   quarterly
                                                                         ---------------------------------------
                                                                                 15,778               4,869
                                                                         ---------------------------------------
Less current maturities                                                           2,248                 737
                                                                         ---------------------------------------
                                                                              $  13,530            $  4,132
                                                                         =======================================

                                   AMNEX, INC.

6. Long-Term Debt (continued)

(a) During 1996, $150 of the Promissory Note, plus accrued interest thereon, was converted to 44,643 Common Shares at $3.50 per share.
(b) During 1996, contemporaneously with the Coastal acquisition, certain notes payable were refinanced with the 10.52% secured promissory note.

The aggregate principal maturities of long-term debt at December 31, 1996 are as follows:

                                    =======================
                                           Principal
                                          Amount Due
                                    -----------------------
Year:

   1997                                  $    2,248
                                    -----------------------
   1998                                       3,135
                                    -----------------------
   1999                                       4,784
                                    -----------------------
   2000                                       2,646
                                    -----------------------
   2001 (and thereafter)                      2,965
                                    -----------------------
                                         $   15,778
                                    =======================

7. Obligations Under Capital Leases

The Company has entered into various capital leases for the acquisition of telecommunication and office equipment at interest rates varying from 12% to 13% with terms ranging from three to five years. The leases are collateralized by the respective equipment with a cost of $5,467 and accumulated depreciation of $2,567 at December 31, 1996. Depreciation of assets under capitalized leases is included in depreciation expense.

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:


Year                                                  Amount
                                                    -----------
   1997                                              $2,569
                                                    -----------
   1998                                               1,736
                                                    -----------
   1999                                               1,090
                                                    -----------
   2000                                                  93
                                                    -----------
   Total future minimum lease payments                5,488
                                                    -----------
   Less amounts representing interest                   641
                                                    -----------
   Present value of net future minimum payments       4,847
                                                    -----------
   Less current portion                               2,179
                                                    -----------
   Noncurrent portion                                $2,668
                                                    ===========

                                   AMNEX, INC.

8. Income Taxes

At December 31, 1996, the Company has available net operating loss carryforwards of approximately $11,987 that expire through the year 2008. Approximately $10,500 of the net operating loss carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The Company has not recorded any future benefit related to the utilization of this net operating loss carryforward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                               1996                1995
                                            -----------------------------------
Deferred tax liabilities:
                                            -----------------------------------
 Tax over book depreciation                  $   (1,124)         $    (687)
                                            -----------------------------------
Deferred tax assets:
                                            -----------------------------------
 Net operating loss carryforwards                 4,555              4,660
                                            -----------------------------------
 Tax over book basis in impaired assets           2,248                 --
                                            -----------------------------------
 Amortization of intangibles                        148                106
                                            -----------------------------------
 AMT credit carryforward                            137                  -
                                            -----------------------------------
 Valuation allowance                             (4,173)            (3,958)
                                            -----------------------------------
Net deferred tax assets                      $    1,791          $     121
                                            ===================================

The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 consist of the following:


                     1996               1995               1994
                 ------------------------------------------------------
Current:
                 ------------------------------------------------------
 Federal         $        45          $    50             $   582
                 ------------------------------------------------------
 State                   180              100                 200
                 ------------------------------------------------------
                         225              150                 782
                 ------------------------------------------------------
Deferred:
                 ------------------------------------------------------
 Federal              (1,406)             160                 (97)
                 ------------------------------------------------------
 State                  (264)              19                  --
                 ------------------------------------------------------
                      (1,670)             179                 (97)
                 ------------------------------------------------------
                 $    (1,445)         $   329             $   685
                 ======================================================

                                   AMNEX, INC.

8. Income Taxes (continued)

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996           1995        1994
                                         ---------------------------------------

                                         ---------------------------------------
Provision at federal statutory rate of
   34%                                   $   (1,935)      $   598     $  417
                                         ---------------------------------------
Non deductible goodwill amortization            475           278        245
                                         ---------------------------------------
State income taxes, net of federal tax
   benefit                                      (55)           79        132
                                         ---------------------------------------
Other                                             3            47       (109)
                                         ---------------------------------------
Net change in valuation allowance                67             -          -
                                         ---------------------------------------
Utilization of net operating loss                 -          (673)        --
                                         ---------------------------------------
                                          $  (1,445)      $   329       $685
                                         =======================================

9. Shareholders' Equity

Common Stock

During 1993 and 1994, the Company entered into equity participation agreements with certain customers under which Common Shares and/or warrants for the purchase of Common Shares are issued for achieving and maintaining certain revenue levels. In 1994, 250,000 Common Shares were issued (valued at $3.19 to $3.38 per share). In 1995, Common Shares of 125,000 and 100,000 were issued (valued at $3.00 and $4.1875 per share, respectively).

The value ascribed to the Common Shares issued under the equity participation agreements were recorded as deferred assets and amortized over the remaining life of the particular customers' agreement. For the years ended December 31, 1996, 1995 and 1994, the Company charged approximately $442, $249 and $165, respectively, to operations representing a pro rata portion of the estimated cost of the shares issued. In addition, included in the 1996 impairment of long-lived assets expense is $679 related to these equity participation agreements that the Company no longer considers realizable.

In 1996, 75,000 Common Shares were issued, at the then current market price of $3.00 per share, to certain employees of the Company, including the Chairman.

In May 1996 the Company committed to issue 245,000 Common Shares to certain officers, directors and a consultant to the Company. The shares are to be held by the Company and released annually on a pro rata basis over ten years. The recipients forfeit future releases if they are terminated with cause, as defined, among other matters. Any shares still held by the

                                   AMNEX, INC.

9.   Shareholders' Equity (continued)

Company are released upon a change of control, as defined. The value ascribed to the 245,000 Common Shares was $894,000, the market value at the date of commitment, which has been recorded as unearned compensation, and is being amortized on a straight-line basis over ten years.

At December 31, 1996, approximately 15,000,000 of the Company's Common Shares were reserved for issuance under stock option plans, warrant agreements, Common Stock issuable (see below), for conversions of preferred stock and convertible debt and in connection with acquisitions.

At December 31, 1996, the Company had 1,052,336 shares of Common Stock issuable (526,168 shares in 1997 and 526,168 shares in 1998).

Preferred Shares

The holders of the Series B Preferred Shares are entitled to ten votes for each Series B Preferred Share held. The shares are redeemable at the Company's option at $6.50 per share plus cumulative dividends in arrears (subject to the prior exercise of the conversion right by the holder). Series B Preferred Shares are convertible into Common Shares at a conversion rate of 10:1. The holders of the Series B Preferred Shares are entitled to receive cumulative dividends at the rate of $.40 per share per annum. The Company has the option of paying such dividend in cash or in Common Shares having a value equal to the closing selling price of the Common Shares on the day immediately preceding the date on which such dividend is declared.

In January 1994, 60,099 Common Shares of the Company were distributed to the holders of the 333,200 Series B Preferred Shares. In June 1994, the Company paid a cash dividend of $75 to the holders of Series B Preferred Shares for the period December 1, 1993 through June 30, 1994. In July 1994, 200,000 of Series B Preferred Shares converted into 2,000,000 Common Shares. In May and November 1995, an aggregate of 60,750 of the Company's Series B Preferred Shares were converted into 607,500 shares of the Company's Common Stock. In June 1995, the Company paid a cash dividend of $44 to the holders of record of the Series B Preferred Shares for the period July 1, 1994 through April 30, 1995.

In April and May 1994, the Company received net proceeds of approximately $2,656 through the sale of an aggregate of 1,090,910 Series C Preferred Shares at a purchase price of $2.75 per share. The Series C Preferred Shares were convertible into Common Shares in the absolute and sole discretion of the holders at a conversion price of $2.75 per share.

                                   AMNEX, INC.

9.   Shareholders' Equity (continued)

In August 1994, the holders of the Series C Preferred Shares of the Company exchanged such shares, on a 1.1-for-1 basis, for an aggregate of 1,200,003 Series D Preferred Shares of the Company. Neither the Company nor the holders of the Series D Preferred Shares have any right of redemption with regard thereto. The holders of the Series D Preferred Shares are entitled to receive, when and as declared by the Board of Directors of the Company, cumulative dividends at the rate of 10% per annum payable in cash or Common Shares of the Company. The Series D Preferred Shares have a fixed liquidation preference of $2.50 per share and are convertible into Common Shares on a one-for-one basis at $2.50 per share. The holders of the Series D Preferred Shares are entitled to six votes for each Series D Preferred Share held. Contemporaneously with such exchange, the Company issued an additional 213,334 Series D Preferred Shares upon conversion of $500 principal amount of Notes and $33 of interest thereon at a conversion price of $2.50 per share.

In April and May 1995, the Company received gross proceeds of approximately $3,052 through the sale of an aggregate of 1,085,000 Series E Preferred Shares at a purchase price of $2.8125 per share. The Series E Preferred Shares have the following rights and preferences, among others: (i) 8% dividend payable in cash or in Common Shares of the Company; (ii) voting rights of one vote per share and
(iii) the right to convert each share into one Common Share of the Company at a conversion price of $2.8125 per share, subject to certain antidilution adjustments. In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 of the Company's Common Shares.

In October 1995, the Company issued 415,250 Series F Preferred Shares (valued at $5.00 per share) as partial consideration for the acquisition of CCI. The Series F Preferred Shares have the following rights and preferences, among others: (i) dividends on a pari passu basis with the holders of the Common Shares; (ii) voting rights of one vote per share; (iii) the right to convert each share into one Common Share of the Company at a conversion price of $5.00 per share, subject to certain antidilution adjustments; (iv) an adjustment of the conversion price on October 10, 1997 to the average market price of Common Shares, as defined, during the ten trading days prior to such time (but to not less than $3.50 per share) if such average market price is then below $5.00 per share; and (v) a liquidation preference of $5.00 per share. At any time, the Company has the right to redeem the outstanding Series F Preferred Shares on thirty days notice at a redemption price of $5.00 per share (subject to the conversion rights of the holders of the Series F Preferred Shares).

                                   AMNEX, INC.

9.   Shareholders' Equity (continued)

In September 1996, the Company received net proceeds of $2,000 through the sale of an aggregate of 100,000 Series G Preferred Shares at $20 per share. In connection with the issuance of the Series G Preferred Shares, the Company incurred costs in the form of warrants valued at $396 to purchase 275,000 Common Shares of the Company. The Series G Preferred Shares have the following rights and preferences, among others; (i) 5% cumulative dividend payable in cash or, at the option of the Board of Directors of the Company, in Common Shares or additional Series G Preferred Shares of the Company, only upon conversion of the Series G Preferred Shares; (ii) voting rights, with the number of votes equaling approximately

5.7:1 relative to Common Shares for each Series G Preferred Share held; (iii) the right to convert each share into Common Shares of the Company at a conversion price generally equal to the lesser of (a) $3.5125 or (b) 80% of the average per share market value for the five trading days immediately preceding the conversion; and (iv) a liquidation preference of $20 per share plus an amount equal to accrued but unpaid dividends per share.

The guaranteed discount at the date of issuance on conversion of $400 was deemed to be a dividend for purposes of calculating net loss available to common stockholders. The dividend is being recognized on a pro rata basis over the period beginning with the issuance of the shares to the first date that conversion can occur. Conversion was permissible effective December 13, 1996. This one time, non-cash charge only impacts the calculation of earnings per share related to the Common Shares.

In December 1996, the holder of an aggregate of 21,250 of the Company's Series G Preferred Shares elected to convert such shares into 195,808 of the Company's Common Shares.

Cumulative dividends in arrears at December 31, 1996 and 1995 were approximately $1,340 and $726, respectively.

Stock Options

The Company's 1987 Stock Option Plan (the 1987 Plan) provides for the granting of options to employees (including officers and directors) and non-employee Directors of, and certain consultants and advisors to, the Company. Such options are intended to be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees of the Company. Nonstatutory stock options may be granted to employees or non-employee Directors of, and certain consultants and advisors to, the Company. The total number of Common Shares reserved for issuance under the 1987 Plan is 93,750.

                                   AMNEX, INC.

9. Shareholders' Equity (continued)

In 1992, the Company adopted and the shareholders approved the 1992 Stock Option Plan (the "1992 Plan" and collectively with the 1987 Plan, the "Plans"). In 1995, the shareholders approved an increase in the number of shares authorized to be issued under the 1992 Plan from 1,500,000 to 2,250,000 Common Shares. Subject to shareholder approval, in 1996 the number of shares authorized to be issued under the 1992 Plan was increased to 4,250,000 Common Shares.

The 1992 Plan provides for the granting of options to employees (including officers and directors) and non-employee Directors of, and certain consultants and advisors to, the Company. Such options are intended to be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees of the Company. Nonstatutory stock options may be granted to employees or non-employee Directors of, and certain consultants and advisors to, the Company. As of December 31, 1996, the total number of Common Shares reserved for issuance under the 1992 Plan is 3,697,130. Approximately 1,695,000 of these shares are subject to shareholder approval.

The exercise price of all incentive stock options granted under the Plans, and all nonstatutory stock options granted under the Plans to officers, directors and 10% shareholders of the Company (Insiders), must be at least equal to the fair market value of such shares on the date of the grant or in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Shares, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted, and nonstatutory options may be granted to Insiders, is ten years (five years in the case of incentive stock options granted to a 10% shareholder). The option price and exercise period for nonstatutory stock options to persons other than Insiders shall be determined by the Board or Stock Option Committee in its sole discretion.

The following table represents the changes in outstanding stock options under the Plans (of which approximately 618,000, 260,000 and 743,000 were exercisable at December 31, 1996, 1995 and 1994, respectively).


                                                                       1996                1995                 1994
                                                               --------------------------------------------------------------
Outstanding at beginning of year ($1.50 to $4.25
   per share)                                                         1,109,371           1,224,044             845,187
                                                               --------------------------------------------------------------
Granted ($2.25 to $4.25 per share)                                    2,370,000             480,000             417,900
                                                               --------------------------------------------------------------
Exercised ($1.50 to $3.00 per share)                                    (54,485)           (471,853)            (28,833)
                                                               --------------------------------------------------------------
Cancelled ($1.50 to $4.25 per share)                                   (156,498)           (122,820)            (10,210)
                                                               --------------------------------------------------------------
Outstanding at end of year ($1.50 to $4.25 per
   share)                                                             3,268,388           1,109,371           1,224,044
                                                               ==============================================================

                                   AMNEX, INC.

9. Shareholders' Equity (continued)

Stock Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996:


                          Assumption               1996               1995
----------------------------------------------------------------------------
Risk-free rate                                      6%                 6%
----------------------------------------------------------------------------
Dividend yield                                      0%                 0%
----------------------------------------------------------------------------
  Volatility factor of the expected market
  price of the Company's common stock               .50                .50
Average life                                        3                  3


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                           1996            1995
                                         ---------------------------
Pro forma net income (loss)              $(4,446)         $1,426
Pro forma net income (loss) per share     (0.24)          0.05


The weighted average fair value of options granted during the year ended December 31, 1996 and 1995 were $1.27 and $1.67, respectively. The weighted-average exercise price of options exercisable as of December 31, 1996 was $2.75 per share. The weighted-average remaining contractual life of those options is 3.8 years.

                                   AMNEX, INC.

9. Shareholders' Equity (continued)

Warrants

In 1993, the Company  entered into an agreement with National  Telecom USA, Inc.
(NTI) which provided for, based upon the achievement of certain revenue levels, the issuance of a maximum of 450,000 Common Shares and warrants to purchase up to 725,000 Common Shares at the market price at the date of issuance. During 1995, 1994 and 1993, the Company issued warrants to NTI for the purchase of 175,000, 250,000 and 300,000 Common Shares, respectively. In November 1995, the Company entered into an agreement with NTI, whereby NTI agreed to place in escrow the aforementioned warrants and granted the Company the right to cause the sale of such warrants whereby the first $800 of the proceeds are applied to reduce advances due. As further disclosed in Note 15, the Company in February 1997 entered into a substantially new contract with NTI, whereby the warrants were tendered to the Company in settlement of $800 of advances outstanding from NTI.

In June 1996, in connection with the CNSI acquisition (see Note 2), the Company issued warrants to purchase 400,000 Common Shares at $4.51 per share. The warrants are exercisable through June 1998.

In August 1996, the Company issued a warrant to purchase 50,000 Common Shares at $3.06 per share in exchange for consulting services. The warrant is exercisable through August 1999.

In September 1996, in connection with the sale of the Series G Preferred Shares, the Company issued warrants to purchase 225,000 Common Shares at an exercise price of $5.29 and 50,000 Common Shares at an exercise price of $3.53. The warrants are exercisable through September 2001.

The following table represents the changes in outstanding warrants all of which are exercisable:


                                                                       1996                1995                 1994
                                                               --------------------------------------------------------------
      Outstanding at beginning of period ($0.50 to
      $120.00 per warrant)                                         1,922,569           1,737,569             743,319
                                                               --------------------------------------------------------------
      Issued ($0.50 to $5.29 per warrant)                            725,000             210,000            1,000,000
                                                               --------------------------------------------------------------
      Exercised ($1.50 per warrant)                                       --             (25,000)                  --
                                                               --------------------------------------------------------------
      Expired/Canceled ($20.00 to $120.00 per
      warrant)                                                        (7,569)                 --              (5,750)
                                                               --------------------------------------------------------------
      Outstanding at end of period ($0.50 to
      $120.00 per warrant)                                         2,640,000           1,922,569           1,737,569
                                                               ==============================================================

                                   AMNEX, INC.

10. Related Party Transactions

During 1994, the Company entered into a management agreement with CCI pursuant to which ANEI provided certain management and administrative services on behalf of CCI, for a fee equal to ANEI's cost. CCI agreed to use the services of ANEI and was paid commissions of approximately $63 per month, beginning in June 1994 through the date the Company acquired CCI. The Company believes that the commission amounts paid to CCI were no more favorable to it than those payable to other customers. The Company had been advised that the shareholders of CCI may be shareholders of the Company.

As part of the CNSI acquisition, the Company assumed note agreements with a former majority shareholder of CNSI who became a principal shareholder of the Company, in the amounts of $1,049 and $149. The interest on the notes are paid monthly at a rate of 10.5%.
The notes mature on July 15, 1997 with a balloon payment.

11. Major Customers

Two customers, controlled by the same group, accounted for 21%, 41% and 38% of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

12. Leases

The Company maintains office, operations, and computer facilities under various operating leases. The minimum annual lease payments are as follows:

1997                                      $     977
1998                                            964
1999                                            926
2000                                            926
2001                                            921
Thereafter                                      893
                                    --------------------
                                             $5,607
                                    ====================

The leases also provide for payment of real estate taxes and operating expenses. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,673, $1,251 and $1,165, respectively.

                                   AMNEX, INC.

13. Retirement Plan

The Company has a retirement plan 401(k) covering all eligible employees. The annual provisions for the years ended December 31, 1996, 1995 and 1994 were approximately $62, $68 and $47, respectively.

14. Commitments and Contingencies

The Company is a party to litigation in the normal course of business which management does not believe will have a material impact on the financial statements of the Company.

15. Subsequent Events

On January 7, 1997, the Company entered into a Stock Exchange Agreement with Francesco Galesi, which involves the transfer to the Company of shares of Common Stock of Galesi Telecom International, Inc. ("GTI") representing ten percent of the issued and outstanding capital stock of GTI, in exchange for shares of Series L Preferred Stock and warrants to purchase Common Shares of the Company.

On February 25, 1997, the Company entered into a joint venture agreement with Community Network Services, Microtel Communications Corporation and other entities affiliated with them (collectively "Manghir Group"), whereby certain telecommunications contracts and licenses of Manghir Group were contributed to the joint venture and the Company has committed financial, operational and managerial assistance.

On February 28, 1997, the Company entered into a Renewal and Modification Agreement with NTI with regard to redefinition of the customer relationship between the parties. Under the terms of the Renewal and Modification Agreement, the Company accepts and assumes, among others, the right and obligation to become the exclusive provider of various services.
The Company committed to pay NTI consideration totaling $3,050.

On March 1, 1997, the Company entered into an Asset Purchase Agreement with Sun Tel, Inc. with regard to the acquisition of, among other assets, approximately 600 pay telephones located in Florida. The Asset Purchase Agreement provides for an aggregate purchase price for the assets acquired of $1,680 and the grant to the seller of a 20% interest in Sun Tel North America, Inc., the purchaser of the acquired assets.

                             AMNEX, INC.Schedule II

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)



Column A                               Column B                 Column C                  Column D           Column E

                                                                Additions
                                                    ---------------------------------

----------------------------------------------------------------------------------------------------------------------------

                                                                            (2)

                                      Balance at           (1)          Charged to                            Balance at
                                      beginning        Charged to          other           Deductions           end of
                 Description          of period         costs and        accounts         described (a)         period
                                                        expenses         described
----------------------------------------------------------------------------------------------------------------------------
 Allowance for doubtful accounts:
    Year ended December 31, 1996        $2,954            $7,432                             $(7,629)            $2,757
    Year ended December 31, 1995         3,213             7,328                              (7,587)             2,954
    Year ended December 31, 1994         1,557             7,854                              (6,198)             3,213
----------------------------------------------------------------------------------------------------------------------------



(a)  Amounts charged off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMNEX, INC.


April 15, 1997                                  By: /s/ Kenneth G. Baritz
                                                    ---------------------
                                                    Kenneth G. Baritz, Chairman
                                                    and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          Chairman and Chief Executive
                          Officer (Principal Executive and
/s/Kenneth G. Baritz      Financial Officer)                  April 15, 1997
----------------------
Kenneth G. Baritz

                          President, PubCom Division
/s/Peter M. Izzo, Jr.     and Director                        April 15, 1997
----------------------
Peter M. Izzo, Jr.

                          Chief Operating Officer
/s/Michael V. Dettmers    and Director                        April 15, 1997
----------------------
Michael V. Dettmers

                          Vice President - Finance,
                          Treasurer and Chief Accounting
                          Officer (Principal Accounting
/s/Richard L. Stoun       Officer)                            April 15, 1997
----------------------
Richard L. Stoun

/s/Francesco Galesi          Director                         April 15, 1997
----------------------
Francesco Galesi