Form 10-Q
period 1997-03-31
AMNEX INC
filed 1997-05-15
CIK 793526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to


                         Commission File Number: 0-17158

                                   AMNEX, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

   New York                                             11-2790221
--------------------------------------------------------------------------------
(State or Other Jurisdiction of              (I.R.S Employer Identification No.)
Incorporation or Organization)

                    101 Park Avenue, New York, New York 10178
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 867-0166
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( )Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value: 27,935,332 shares at March 31, 1997.

                                   AMNEX, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                  March 31,
                                                                                     1997           Dec. 31,
                                                                                 (unaudited)          1996
                                                                               -----------------------------
Assets
Current assets:
   Cash                                                                             1,863            $ 4,947
   Trade receivables, less allowance for doubtful accounts of $2,568
         as of March 31, 1997 and $2,757 as of December 31, 1996                   23,503             19,311
   Parts inventory                                                                    828                739
   Deferred income taxes                                                            1,791              1,791
        Customer advances                                                           1,014              2,414
   Deposits and other current assets                                                  981                861
                                                                               -----------------------------
     Total current assets                                                          29,980             30,063

     Investment in affiliates                                                       5,091                ---
Property and equipment, net                                                        25,215             23,851
Deposits and other                                                                  1,942              1,543
Intangible assets, net                                                              9,133              5,947
Goodwill, net                                                                      30,144             29,955
                                                                               -----------------------------

Total assets                                                                     $101,505            $91,359
                                                                               =============================


                                   AMNEX, INC.
                     Consolidated Balance Sheets (continued)
                        (In thousands, except share data)


                                                                                 March 31,
                                                                                   1997            Dec. 31,
Liabilities and shareholders' equity                                           (unaudited)             1996
                                                                               ----------------------------
Current liabilities:

   Short-term debt                                                               $ 11,610          $ 11,498
   Accounts payable                                                                 4,326             3,651
   Accrued expenses                                                                 9,977             7,733
   Accrued network expenses                                                         3,096             1,975
   Accrued commissions                                                              3,899             3,169
   Accrued taxes payable                                                            1,210             1,406
   Due to related party                                                             1,198             1,198
   Current portion of capital lease obligations                                     2,249             2,179
   Current portion of long-term debt                                                2,323             2,248
                                                                               ----------------------------
Total current liabilities                                                          39,868            35,057

Capital lease obligations                                                           2,019             2,668
Long-term debt                                                                     13,674            13,530
Minority interest                                                                     441                10
Compensation payable                                                                  894               894
Obligations under renewal and modification agreement                                1,125               ---
Obligations under non-compete agreement                                             1,314             2,630
Common stock subject to redemption                                                  3,250             3,250

Commitments and contingencies

Shareholders' equity:
   Voting Preferred Stock,  $.001 par;  authorized  5,000,000  shares:  Series B
     Preferred Stock, authorized 356,000 shares, issued and
       outstanding 72,450 shares at March 31, 1997 and December 31,
       1996 (liquidation preference $362)                                             362               362
     Series D Preferred Stock, authorized 1,413,337 shares, issued and outstanding 1,413,337 shares at March 31, 1997 and December
       31, 1996 (liquidation preference $3,533)                                     3,533             3,533
     Series E Preferred Stock, authorized 1,085,000 shares, issued and outstanding 1,035,000 shares at March 31, 1997 and December
       31, 1996 (liquidation preference $2,911)                                     2,911             2,911
     Series F Preferred Stock, authorized 415,250 shares, issued and outstanding 415,250 shares at March 31, 1997 and December
       31, 1996 (liquidation preference $2,076)                                     2,076             2,076
     Series G Preferred Stock, authorized 145,000 shares, issued and outstanding 27,500 shares at March 31, 1997 and 78,750 shares at December
       31, 1996 (liquidation preference $550 on March
       31, 1997 and $1,575 at December 31, 1996)                                      441             1,179
     Series L Preferred Stock, authorized 200,000 shares, issued and
       outstanding 100,000 shares at March 31, 1997 (liquidation                    3,636               ---
       preference $4,545)
   Common stock, $.001 par; authorized 40,000,000, issued 27,953,582
     at March 31, 1997 and 26,897,892 shares at December 31, 1996                      28                27
   Capital in excess of par value                                                  60,104            56,093
   Accumulated deficit                                                            (33,695)          (32,385)
                                                                               ----------------------------
                                                                                   39,396            33,796
Less 18,250 common shares held in treasury, at cost                                  (476)             (476)
                                                                               ----------------------------
Total shareholders' equity                                                         38,920            33,320
                                                                               ----------------------------
Total liabilities and shareholders' equity                                       $101,505           $91,359
                                                                               ============================
   See accompanying notes.

                                   AMNEX, INC.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996
                        (In thousands, except share data)
                                   (Unaudited)

                                                                              1997                   1996
                                                                              ----                   ----

Revenue                                                                   $   31,326            $ 22,832
                                                                          ------------------------------

Costs and expenses:
    Cost of sales and service                                                 25,789              19,411
    Selling, general and administrative                                        2,556               2,576
    Depreciation and amortization                                              2,011               1,144
    Restructuring charge                                                       1,400                 ---
                                                                          ------------------------------
                                                                              31,853              23,131

Operating loss                                                                  (430)               (299)

Interest expense                                                                 835                 545
Other income                                                                                      (1,500)

      Income (loss) before income taxes
          and minority interest                                               (1,265)                656
     Minority interest in net income of unconsolidated
          subsidiaries                                                             5
                                                                          ------------------------------
     Income (loss) before income taxes                                        (1,260)                656
     Provision for income taxes                                                   50                 135
                                                                          ------------------------------

     Net income (loss)                                                    $   (1,310)           $    521
                                                                          ==============================

     Preferred share dividend                                                    154                 154
                                                                          ------------------------------

     Net income (loss)  available for common shares                       $   (1,464)            $   367
                                                                          ==============================


     Net income (loss) per common share                                  $    ( 0.05)            $  0.02
                                                                          ==============================

     Weighted average number of shares outstanding used in
     computing net income (loss) per common share:                        28,683,709          20,392,032

     See accompanying notes.


                                   AMNEX, INC.
                 Consolidated Statement of Shareholders' Equity
                    December 31, 1996 through March 31, 1997
                        (In thousands, except share data)
                                   (Unaudited)


                                        Common Stock        Preferred      Preferred      Preferred      Preferred      Preferred
                                      $.001 Par Value         Stock          Stock          Stock          Stock          Stock

                                    Shares       Amount      Series B       Series D       Series E       Series F       Series G
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 1996        26,897,892      $27.0       $362          $3,533          $2,911        $2,076          $1,179

 Issuance of common shares           620,537      $ 1.0
 Exercise of stock options            12,844
 Issuance of preferred shares
   and warrant for investment
 Issuance of warrants
 Conversion of preferred shares      422,309          -                                                                     (738)
 Net loss
                                  --------------------------------------------------------------------------------------------------
Balance, March 31, 1997           27,953,582      $28.0       $362          $3,533          $2,911        $2,076          $  441
                                  ==================================================================================================


                                      Preferred        Capital in                                       Total
                                        Stock          Excess of      Accumulated      Treasury     Shareholders
                                      Series L         Par Value        Deficit         Stock          Equity
                                  ------------------------------------------------------------------------------

Balance, December 31, 1996            $                 $56,093        ($32,385)        ($476)       $33,320

 Issuance of common shares                                1,581                                        1,582
 Exercise of stock options                                   37                                           37
 Issuance of preferred shares
   and warrant for investment          3,636              1,455                                        5,091
 Issuance of warrant to vendor                              200                                          200
 Conversion of preferred shares                             738
 Net loss                                                                (1,310)                      (1,310)
                                  ------------------------------------------------------------------------------
Balance, March 31, 1997               $3,636            $60,104        ($33,695)        ($476)       $38,920
                                  ==============================================================================




  See accompanying notes.

                                   AMNEX, INC.
                      Consolidated Statements of Cash Flows
                   Three months ended March 31, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)

                                                                      1997          1996
                                                                   -----------------------
Cash flows from operating activities
Net income (loss)                                                  $(1,310)         $  521
Adjustments to reconcile net income (loss) to net
cash provided by (used) in operating activities:
     Depreciation and amortization                                   2,011           1,144
         Minority Interest                                              (5)
     Provision for losses on receivables                              (189)           (370)
     Gain on sale of assets                                                         (1,500)
     Changes in assets and liabilities:
          Trade receivables                                         (4,003)           (600)
          Parts inventory                                              (64)            (65)
          Note receivable                                                              365
          Customer advances, deposits and other current assets         566             184
          Deposits and other assets                                   (196)           (115)
          Accounts payable and other accrued expenses                3,219            (406)
                                                                   -----------------------
  Net cash provided by (used in) operating activities                   29            (842)
                                                                   -----------------------

  Cash flows from investing activities
  Purchase of business, net of cash acquired                          (880)
  Purchase of phones                                                  (378)
  Proceeds on sale of assets                                                         2,375
  Expenditures for property and equipment                             (884)           (598)
                                                                   -----------------------
  Net cash provided by (used in) investing activities               (2,142)          1,777
                                                                   -----------------------

Cash flows from financing activities
Proceeds from the exercise of common stock options                      37              44
Borrowings (repayments) under revolving credit, net                    112            (562)
Payments on long-term debt                                            (471)           (180)
Principal payments under capital lease obligations                    (649)           (192)
                                                                   -----------------------
Net cash used in financing activities                                 (971)           (890)
                                                                   -----------------------
Net increase (decrease) in cash                                     (3,084)             45
Cash at beginning of period                                          4,947              94
                                                                   -----------------------
Cash at end of period                                               $1,863          $  139
                                                                   =======================

See accompanying notes.

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Three months ended March 31, 1997:

1. The Company issued 422,309 Common Shares pursuant to the conversion of 51,250 Series G Preferred Shares.

2. The Company issued 94,369 Common Shares for the acquisition of pay telephones.

3. The Company issued 526,168 Common Shares pursuant to agreement with Teleplus, Inc.

4.   The Company issued 12,844 Common Shares pursuant to employee stock options.

5.   Interest of approximately $983 was paid.

6.   Income taxes of approximately $321 were paid.

Three months ended March 31, 1996:

1. The Company issued 75,000 Common Shares pursuant to an equity participation agreement.

2.   Interest of approximately $467 was paid.

3.   Income taxes of approximately $44 were paid.

4. Capital lease obligations incurred to acquire property and equipment were approximately $875.

                                   AMNEX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997; results of operations for the three months ended March 31, 1997 and 1996; cash flows for the three months ended March 31, 1997 and 1996; and changes in shareholders' equity for the three months ended March 31, 1997. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet has been derived from AMNEX's audited financial statements as of that date. Certain prior year amounts were reclassified to conform with the current year presentation.

2.   Recently Issued Accounting Standards

     In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. This pronouncement establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. Early application of this statement is not permitted. The Company intends to adopt the provisions of SFAS 128 in 1998 and does not expect its application to have a material impact on the financial statements of the Company.

3.   Preferred Stock

     In January and February 1997, the holder of an aggregate of 51,250 shares of the Company's Series G Preferred Stock elected to convert such shares into 422,309 shares of the Company's Common Stock.

     Pursuant to a Stock Exchange Agreement, dated January 7, 1997, between AMNEX and Francesco Galesi, AMNEX acquired from Mr. Galesi 10% of the outstanding capital stock of GTI, a telecommunications company controlled by him. Pursuant to the terms of the Stock Exchange Agreement, (i) Mr. Galesi was issued 100,000 Series L Preferred Shares of AMNEX which have the following rights and preferences: (a) the right to receive dividends on an equal basis with the holders of AMNEX's Common Shares; (b) voting rights based on the number of Common Shares into which the Series L Preferred Shares are convertible; (c) the mandatory conversion of the Series L Preferred Shares into an aggregate of 1,500,000 Common Shares (the "Conversion Shares") upon the filing of a Certificate of Amendment to the Certificate of Incorporation of AMNEX pursuant to which there would be authorized a sufficient number of Common Shares for issuance upon the conversion of the Series L Preferred Shares as well as upon the exercise of all outstanding purchase, exchange or conversion rights for the acquisition of Common Shares (the "Certificate of Amendment"); and (d) a liquidation preference, on an equal basis with the holders of the other series of Preferred Shares, of an aggregate of $4,545; (ii) Mr. Galesi was issued a warrant for the purchase of 100,000 Series L Preferred Shares of AMNEX (the "Warrant Preferred Shares") (or, if the Certificate of Amendment were filed, 1,500,000 Common Shares (the "Warrant Common Shares")) for an aggregate exercise price of $4,545 (subject to reduction to zero in the event, during any continuous six month period commencing with January 1, 1997 and ending on December 31, 1999, the consolidated revenues from operations of GTI are at least $12,500); (iii) Mr. Galesi was granted certain registration rights with regard to the Conversion Shares and Warrant Common Shares (or, if the Certificate of Amendment shall not have theretofore been filed, the Series L Preferred Shares and Warrant Preferred Shares); (iv) Peter M. Izzo, Jr., then Chief Executive Officer and a Director of the Company, was elected a Director of GTI; (v) Mr. Galesi was elected a Director of AMNEX; (vi) Mr. Galesi agreed that he would utilize GTI as his sole vehicle with regard to the conduct of international telecommunications business; (vii) Mr. Galesi agreed to a two year lock-up with regard to any securities acquired from AMNEX pursuant to the transaction; and (viii) Mr. Galesi granted AMNEX certain "tag along" rights with regard to the sale of GTI capital stock acquired. On May 14, 1997, the Certificate of Amendment was filed.

     The Company's 10% investment in GTI is accounted for on the cost method and the value of the investment has been based on a preliminary estimate of the fair value of the Series L Preferred Stock and Warrant Preferred Shares issued, based upon the market prices of AMNEX's stock at the date of issuance, less a discount and using the Black-Scholes model to value the Warrant Preferred Shares.


4.   National Telecom USA, Inc. ("National") Renewal and Modification Agreement

     On  February  28,  1997,  American  Network  Exchange,   Inc.  ("ANEI"),  a
     wholly-owned subsidiary of the Company, entered into a Renewal and Modification Agreement (the "National Agreement") with National.

     Pursuant to the National Agreement, as amended, among other matters, (i) the term of the relationship between ANEI and National was extended through February 28, 2007, subject to earlier termination under certain circumstances, (ii) ANEI was engaged as the exclusive provider of direct dial long distance and operator-assisted services to the payphones owned, leased or otherwise controlled by National; (iii) ANEI assumed National's obligation to provide certain services and administrative support, and pay commissions and other compensation, to National's customers; (iv) ANEI was given the exclusive right to manage the business and operations of National; (v) ANEI agreed to pay to National a minimum amount of $2,250;
     (vi) ANEI agreed to pay to National a reduced monthly payment equal to the greater of $7.50 or .5% of Billed Revenues (as defined in the National Agreement) during the initial three years of the National Agreement term, subject to prospective adjustment at the end of such period; (vii) ANEI was granted a right of first refusal by National's majority shareholder with regard to business opportunities for the reselling of long distance and operator-assisted traffic generated by private payphones; and (viii) the parties settled all outstanding liabilities and obligations under a previously executed Settlement Agreement. Costs of the agreement have been capitalized, are included as intangibles, and will be amortized over the life of the Agreement.

5.   Telecommunity Joint Venture

     On February 25, 1997, the Company entered into a joint venture agreement with Community Network Services Inc., MicroTel Communications Corporation and other entities related to them for the purpose of conducting telecommunications operations with regard to international 1+ calls among other services. In connection with the transaction, the Company agreed to make working capital loans to the joint venture entity in an approximate aggregate amount of up to $1,200 during the initial six month term of the agreement. As of March 31, 1997, $200 of advances had been made to the joint venture.

6.   Acquisition of Sun Tel, Inc. Assets

     On March 1, 1997, the Company entered into an Asset Purchase Agreement with Sun Tel, Inc. with regard to the acquisition of, among other assets, 610 pay telephones located in Florida. The Asset Purchase Agreement provides for an aggregate purchase price for the assets acquired of $1,688, including cash of $1,254, assumed debt of $309 and 49,604 shares of unregistered common stock valued at $125, and the grant to the seller of a 20% interest in Sun Tel North America, Inc., the purchaser of the acquired assets. The purchase price has been allocated $973 to payphones and inventory and $715 to goodwill. This acquisition was recorded using the purchase method of accounting and the operations of Sun Tel North America, Inc. have been included in the accompanying statement of operations from the date of acquisition.

7.   Restructuring Charge

     During the first quarter of 1997, the Company embarked on a plan of restructuring and incurred a pre-tax restructuring charge of $1,400. This restructuring plan, which resulted from an extensive strategic review of the Company's assets, product offerings and competitive position in light of the Telecommunications Act of 1996 and related regulatory action, is designed to streamline the Company's provision of telecommunication services, improve efficiencies and increase competitiveness. Such plan contemplates the closure of certain of the Company's facilities located in Austin, Texas, the elimination of redundant functions and the payment of employee termination benefits. The Company believes that the implementation of the plan will result in a significant reduction in future selling, general and administrative expenses. The Company is also examining the feasibility of outsourcing all or a significant portion of its switching and network requirements to one or more unrelated third parties.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 Three Months Ended March 31, 1997 Compared with
                        Three Months Ended March 31, 1996

Results of Operations

     For the three months ended March 31, 1997, the Company had a net loss of $1,310,000 as compared to net income of $521,000 for the three months ended March 31, 1996. The 1997 period results include a restructuring charge of $1,400,000 as more fully described in Note 7 to the Company's unaudited consolidated financial statements included herein. These charges represent the impact of the decision by Company's management to embark on a restructuring plan that contemplates the closure of certain of the Company's facilities, the elimination of certain redundant functions and the payment of employee termination benefits. The Company believes that implementation of the plan will result in a significant reduction in future selling, general and administrative expenses. During the three months ended March 31, 1996, the Company sold certain assets related to the validation and fraud management of its operator services revenue base. This sale was part of the Company's plan of providing wholesale, rather than retail, services to a certain group of operator services customers and generated a gain on sale of $1,500,000 in the first quarter of 1996. Without giving effect to the restructuring charge in the first quarter of 1997 or the gain on sale in the first quarter of 1996, the Company's income before taxes for the first quarter of 1997 would have been $135,000 as compared to a net loss of $844,000 for the first quarter of 1996.

     Total revenues for the three months ended March 31, 1997 and 1996 were $31,326,000 and $22,832,000, respectively. The table below sets forth the Company's revenues by product line.

                                           For the three months ended
                                                    March 31,
                                            1997                1996
                                                 (in thousands)


Domestic operator services                 $15,723             $19,449

International operator services              6,609                   0

Long distance services                       2,306               1,630

1+ Coin services                             1,664                 309

Payphone ownership and                       4,013               1,138
operation

PBX program services                           402                 306

Billing services                               609                   0
                                            -------             ------

                                           $31,326             $22,832
                                           =======             =======

     Consistent with management's plan of strategically positioning the Company in new businesses which it believes offer the potential for increased earnings and synergies with its existing businesses, both the volume of business and revenue mix have changed from the first quarter of 1996. Domestic operator services constituted 50.2% of total revenues in the first quarter of 1997 as compared to 85.2% in the first quarter of 1996. In addition, international operator services and billing services resulting from the acquisition of Capital Network System Inc. in June 1996 and National Billing Exchange, Inc. in
September 1996, respectively, provided $7,218,000 of revenues. Revenues from payphone operations increased over 250% and revenues from 1+ Coin services increased over 400% in the first quarter of 1997 as compared to the first quarter of 1996. The increased payphone operation revenues were primarily the result of the acquisition by the Company of an aggregate of 5,561 payphones during 1996 and the first quarter of 1997 and the increase in dial around compensation payable to payphone owners effective November 6, 1996 from $6.00 to $45.85 per payphone per month. The Company's 1+ Coin revenues increased primarily due to an increase the number of local exchange carrier-owned payphones under contract with the Company from approximately 350,000 on December 31, 1995 to approximately 600,000 on December 31, 1996. Although profit margins for the domestic operator services line of business continued the anticipated decline in the first quarter of 1997, the Company believes that, as a result of its new ten year agreement to be the exclusive provider of operator services for phones owned or controlled by National Telecom USA, Inc. (the "National Agreement"), profit margins for this line of business may improve.

     As a percentage of revenues, cost of sales and service decreased to 82.3% for the first quarter of 1997 as compared to 85.0% for the first quarter of 1996. There were significant changes in certain of the components of cost of sales and service between the periods. Network expenses increased to 20.1% of revenues from 15.9% for the corresponding period of 1996 primarily due to the significant costs of transmission of traffic out of Mexico for international operator services. In addition, origination and termination costs were higher due to increased direct dial long distance traffic. Approximately 90% of the cost of delivering direct dial long distance revenues are network costs. The Company continues to review network expenses and, as discussed in Note 7 to the unaudited consolidated financial statements, is examining the feasibility of outsourcing all or a significant portion of its switching and network requirements. Commission expense decreased from 53.0% of total revenues for the three months ended March 31, 1996 to 38.2% for the three months ended March 31, 1997. This expense, as a percentage of revenues from international operator services, billing services, payphone operations and 1+ Coin services, is considerably less than that for domestic operator services.

     Selling, general and administrative expenses, as a percentage of revenues, decreased from 11.3% for the first quarter of 1996 to 8.2% for the first quarter of 1997. The decrease was primarily the result of the Company's implementation of its restructuring plan discussed above. The Company believes that, as a result of the restructuring, these expenses, as well as costs of sales and service, will continue to decline as a percentage of revenues.

     Interest expense increased from $545,000 in the first quarter of 1996 to $835,000 for the current quarter primarily reflecting the cost of financing for equipment purchased by the Company's PubCom Division during the last quarter of 1996. In addition, during the first quarter of 1997, the Company incurred interest charges related to debt assumed in the Capital Network System Inc. acquisition in June 1996.

Liquidity and Capital Resources

     The Company had a working capital deficiency of approximately $8,888,000 as of March 31, 1997 as compared to a working capital deficiency of approximately $4,994,000 as of December 31, 1996. This change was due to, among other things, the acquisition of payphones and payphone businesses for an aggregate purchase price of $1,528,000, obligations of $1,925,000 incurred in connection with the National Agreement, expenditures for property, plant and equipment of $884,000 and the incurrence of restructuring charges, as described above, of $1,400,000.

     Trade receivables at March 31, 1997 were $23,503,000 as compared to $19,311,000 at December 31, 1996. Receivables consist of uncollected revenues and surcharges which the Company bills and collects on behalf of itself and its customers and uncollected revenues for services provided to other interexchange carriers. Trade receivables increased between December 31, 1996 and March 31, 1997 primarily due to seasonality factors, particularly in the international operator services line of business.

     The Company currently has in place lending agreements with its billing and collection agents pursuant to which it is provided advances of up to $27,600,000 at any one time outstanding based upon eligible receivables. Such eligible receivables are purchased by the agents, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company generally pays interest for such advances at an effective rate equal to the prime rate plus 2%. The lending agreements extend through February 2000. The Company is currently negotiating a more favorable billing and collection arrangement with one of its billing and collection agents. No assurance can be given that the parties will enter into such more favorable arrangement.

     As of March 31, 1997, the Company had approximately 1,500 payphones that were not subject to a security interest. The Company is currently seeking additional debt financing to be secured by the unencumbered payphones. No assurance can be given that any such financing will be obtained.

     On February 25, 1997, the Company entered into a joint venture agreement with Community Network Services Inc., MicroTel Communications Corporation and other entities related to them for the purpose of conducting telecommunications operations for international direct dial calls. In connection with the transaction, the Company acquired a 50% interest in the joint venture entity and agreed to make working capital loans in an aggregate amount of up to $1,200,000 during the initial six month term of the agreement.

     The Company is a party to letters of intent for the purchase of approximately 1,500 payphones for approximately $4,300,000. The Company is currently seeking debt financing (separate and apart from the offering of convertible subordinated debt securities discussed below) with respect to the purchase of these payphones. No assurance can be given that any such financing will be obtained or that such purchases will be consummated.

     The Company is presently contemplating an offering of convertible subordinated debt securities (the "Convertible Debt Securities") in the approximate principal amount of $50,000,000 to certain institutional and qualified investors in the United States and certain investors outside the United States (the "Offering"). It is contemplated that, if the Offering is undertaken, the securities offered will not be registered under the Securities

Act of 1933, as amended (the "Securities Act"), and neither the Convertible Debt Securities nor the common shares of the Company, par value $.001 per share (the "Common Shares"), issuable upon the conversion of the Convertible Debt Securities (the "Underlying Offering Shares") may be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. It is contemplated further that, in connection with the Offering, the Company will agree to file a shelf registration statement under the Securities Act with respect to the Convertible Debt Securities and Underlying Offering Shares within a short period of time after completion of the Offering so as to permit the purchasers of the Convertible Debt Securities to resell such Convertible Debt Securities and the Underlying Offering Shares pursuant to an effective registration statement. Any such resale will only be made by means of a prospectus satisfying the requirements of the Securities Act.

     The exact aggregate principal amount of the Convertible Debt Securities, interest rate on the Convertible Debt Securities, price and other provisions relating to conversion of the Convertible Debt Securities into Common Shares and the other terms of the Convertible Debt Securities and the terms of such registration will be determined in light of market conditions at the time of the Offering.

     The Company has no firm commitment for the purchase of any of the Convertible Debt Securities. No assurance can be given that the Company will undertake the Offering or, if the Offering is undertaken, that the Company will consummate the Offering in the amount or on the other terms anticipated or otherwise.

     The proceeds of any such Offering are intended to be used to repurchase certain outstanding convertible promissory notes and preferred shares of the Company, par value $.001 per share ("Preferred Shares"), and prepay certain other outstanding promissory notes of the Company, held by clients of Friedli Corporate Finance AG. The Company intends to use the balance of the proceeds to provide funds for future acquisitions, any short-term working capital needs and general corporate purposes. There are no definitive arrangements in place with respect to acquisitions which would require the use of any such cash proceeds.

     The principal amounts and maturity dates of, and conversion prices for, the convertible promissory notes contemplated to be repurchased are as follows: (i) $500,000 due within 90 days of demand, plus accrued interest (approximately $147,500 through April 15, 1997), convertible at a price of $.20 per share into approximately 3,237,500 Common Shares at April 15, 1997; and (ii) $325,000 due May 1, 1997, plus accrued interest (approximately $50,900 through April 15,
1997), convertible at a price of $2.8125 per share into approximately 133,650 Common Shares at April 15, 1997. The series and liquidation values of, and conversion prices for, the Preferred Shares contemplated to be repurchased are as follows: (i) 72,450 Series B Preferred Shares, valued at $5.00 per Series B Preferred Share, convertible at a price of $.50 per Common Share into 724,500 Common Shares; (ii) 1,413,337 Series D Preferred Shares, valued at $2.50 per Series D Preferred Share, convertible at a price of $2.50 per Common Share into 1,413,337 Common Shares; (iii) 1,035,000 Series E Preferred Shares, valued at $2.8125 per Series E Preferred Share, convertible at a price of $2.8125 per Common Share into 1,035,000 Common Shares; and (iv) 415,250 Series F Preferred Shares, valued at $5.00 per Series F Preferred Share, convertible at a price of $5.00 per Common Share into 415,250 Common Shares. All such Preferred Shares carry voting rights equal to the number of Common Shares into which they are convertible, except that the Series D Preferred Shares have six-for-one voting rights. It is anticipated that the convertible promissory notes, together with accrued interest, and Preferred Shares would be repurchased at a purchase price of $3.50 for each Common Share into which such promissory notes and Preferred

Shares are convertible at the time of repurchase ("Underlying Repurchase Shares") (except that, with respect to the Series F Preferred Shares, the repurchase price would be equal to the face value thereof). Such aggregate repurchase obligation with regard to the approximately 6,540,000 Underlying
Repurchase Shares and 415,250 Series F Preferred Shares would have been approximately $26,600,000 had the repurchase occurred on April 15, 1997, including the payment by the Company to the holders of the Preferred Shares of an amount equal to accrued but unpaid dividends. Any acquired shares would become treasury shares and, accordingly, would not be outstanding shares of the Company.

     The Company is seeking the agreement of the holders of the promissory notes and Preferred Shares to the sale of such securities upon the above terms and subject to the consummation of the contemplated Offering. In connection with such agreement, it is contemplated that the Company will prepay the principal amounts of, and accrued and unpaid interest on, certain promissory notes in the aggregate outstanding principal amount of $1,400,000 that are currently due on October 4, 1999. No definitive arrangements are in place with respect to the repurchase of the outstanding promissory notes and Preferred Shares, and no assurance can be given that such transaction will occur upon the terms contemplated or otherwise.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     (a)  None.

     (b) Reference is made to Note 3 to the consolidated financial statements of the Company included in Part I, Item 1 hereof for a description of Series L Preferred Shares issued by the Company effective January 7, 1997.

     (c) During the quarter ended March 31, 1997, the Company issued or sold the following equity securities other than in transactions registered under the Securities Act:

          (i) In January 1997 and February 1997, the Company issued an aggregate of 422,309 Common Shares to Southbrook International Investments, Ltd. upon the conversion of 51,250 Series G Preferred Shares. Such Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as such Common Shares were securities exchanged by the Company with its existing preferred shareholder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

          (ii) Effective January 1997, the Company issued 526,168 Common Shares to Teleplus, Inc. in connection with the acquisition of certain contractual rights. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (iii) Effective January 1997, the Company issued an aggregate of 44,765 Common Shares to designees of Coastal Communications of America, Inc. ("CCOA") in connection with the acquisition by Crescent Public Communications Inc. ("Crescent"), a wholly-owned subsidiary of the Company, of certain assets of CCOA. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

          (iv) Effective March 1997, the Company issued 49,604 Common Shares to Sun Tel, Inc. ("Sun Tel") in connection with the acquisition by a subsidiary of Crescent of certain assets of Sun Tel. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities.

     (a)  None.

     (b) The following sets forth certain information with regard to accrued and unpaid dividends on Preferred Shares of the Company:

          (i) There are currently 72,450 Series B Preferred Shares issued and outstanding. The holders of the Series B Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $.40 per share per anum. Dividends on the Series B Preferred Shares have been paid through April 30, 1995. Accrued and unpaid dividends with regard to the Series B Preferred Shares as of March 31, 1997 were approximately $56,000.

          (ii) There are currently 1,413,337 Series D Preferred Shares issued and outstanding. The holders of the Series D Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $.25 per share per annum. No dividends have been paid to date on the Series D Preferred Shares. Accrued and unpaid dividends with regard to the Series D Preferred Shares as of March 31, 1997 were approximately $987,000.

          (iii) There are currently 1,035,000 Series E Preferred Shares issued and outstanding. The holders of the Series E Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $.225 per share per annum. No dividends on the Series E Preferred Shares have been paid to date. Accrued and unpaid dividends with regard to the Series E Preferred Shares as of March 31, 1997 were approximately $426,000.

          (iv) There are currently 16,250 Series G Preferred Shares issued and outstanding. The holders of the Series G Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $1.00 per share per annum. Dividends on the Series G Preferred Shares are payable at the time of conversion of such shares into Common Shares. Accrued and unpaid dividends with regard to the Series G Preferred Shares as of March 31, 1997 were approximately $8,000.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997. However, on May 14, 1997, at an annual meeting of shareholders of the Company, the shareholders of the Company elected a Board of three directors, consisting of Kenneth G. Baritz, Peter M. Izzo, Jr. and Francesco Galesi, approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized Common Shares of the Company from 40,000,000 to 70,000,000 and approved an amendment to the Company's 1992 Stock Option Plan to increase the number of Common Shares authorized to be issued thereunder from 2,250,000 to 4,250,000. The number of affirmative votes and negative votes with regard to the foregoing was as follows:

     (i)  Election of Directors

                                        Votes for
              Nominee                   Election
              -------                   --------

              Kenneth G. Baritz         26,545,944
              Peter M. Izzo, Jr.        26,545,944
              Francesco Galesi          17,400,044

     (ii) Approval of Amendment to Certificate of Incorporation

            For: 26,503,798       Against: 45,769         Abstain: 2,697

     (iii) Approval of Amendment to 1992 Stock Option Plan

            For: 25,163,745       Against: 1,216,828      Abstain: 171,691

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Certificate of Amendment of Certificate of Incorporation

          3.2  Restated Certificate of Incorporation, as amended

          3.3  By-Laws, as amended(1)

          27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

--------

     (1) Denotes document filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-17158) and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMNEX, INC.


May 15, 1997                           By:/s/ Kenneth G. Baritz
                                          ---------------------
                                          Kenneth G. Baritz
                                          Chairman of the Board
                                          and Chief Executive Officer

May 15, 1997                           By:/s/ Richard L. Stoun
                                          --------------------
                                          Richard L. Stoun
                                          Chief Accounting Officer