Form 10-Q
period 1997-06-30
AMNEX INC
filed 1997-08-11
CIK 793526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

           For the transition period from                                  to


                         Commission File Number: 0-17158

                                   AMNEX, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         New York                                            11-2790221
--------------------------------------------------------------------------------
(State or Other Jurisdiction                 (I.R.S Employer Identification No.)
of Incorporation or Organization)

                  6 Nevada Drive, Lake Success, New York 11042
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 326-2540
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

              101 Park Avenue, Suite 2507, New York, New York 10178
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value: 30,629,924 shares at June 30, 1997.

                                   AMNEX, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                         June 30,
                                                                                     1997 December 31,
                                                                                 (unaudited)        1996
Assets
Current assets:
   Cash                                                                           $  1,204      $    4,947
   Trade receivables, less allowance for doubtful accounts of $2,375
         as of June 30, 1997 and $2,757 as of December 31, 1996                     24,700          19,311
   Parts inventory                                                                     883             739
   Deferred income taxes                                                             1,791           1,791
   Customer advances                                                                 2,716           2,414
   Deposits and other current assets                                                 1,083             861
                                                                               ---------------------------
Total current assets                                                                32,377          30,063

Investment in unconsolidated subsidiary                                              5,091             ---
Property and equipment, net                                                         24,649          23,851
Deposits and other                                                                   2,303           1,543
Intangible assets, net                                                               9,027           5,947
Goodwill, net                                                                       29,697          29,955


Total assets                                                                     $ 103,144       $  91,359
                                                                               ============================

                                   AMNEX, INC.
                     Consolidated Balance Sheets (continued)
                        (In thousands, except share data)




                                                                                         June 30,
                                                                                    1997 December 31,
                                                                               (unaudited)          1996

Liabilities and shareholders' equity
                                                                            ----------------- -----------------
Current liabilities:
   Short-term debt                                                          $     13,561      $     11,498
   Accounts payable                                                                6,489             3,651
   Accrued expenses                                                                8,489             7,733
   Accrued network expenses                                                        2,842             1,975
   Accrued commissions                                                             3,815             3,169
   Accrued taxes payable                                                             619             1,406
   Due to related party                                                            1,198             1,198
   Current portion of capital lease obligations                                    1,849             2,179
   Current portion of long-term debt                                               2,285             2,248
                                                                            ----------------- -----------------
Total current liabilities                                                         41,219            35,057

Capital lease obligations                                                           1,901            2,668
Long-term debt                                                                     13,284           13,530
Minority interest                                                                     431               10
Compensation payable                                                                  805              894
Obligations under renewal and modification agreement                                1,125              ---
Obligations under non-compete agreement                                             1,314            2,630
Common stock subject to redemption                                                  3,250            3,250

Commitments and contingencies

Shareholders' equity:
   Voting Preferred Stock,  $.001 par;  authorized  5,000,000  shares:  Series B
     Preferred Stock, authorized 356,000 shares, issued and
       outstanding 72,450 shares at June 30, 1997 and December 31,
       1996 (liquidation preference $362)                                             362              362
     Series D Preferred Stock, authorized 1,413,337 shares, issued and outstanding 1,413,337 shares at June 30, 1997 and December
       31, 1996 (liquidation preference $3,533)                                     3,533            3,533
     Series E Preferred Stock, authorized 1,085,000 shares, issued and outstanding 1,035,000 shares at June 30, 1997 and December
       31, 1996 (liquidation preference $2,911)                                     2,911            2,911
     Series F Preferred Stock, authorized 415,250 shares, issued and outstanding 415,250 shares at June 30, 1997 and December 31,
       1996 (liquidation preference $2,076)                                         2,076            2,076
     Series G Preferred Stock, authorized 145,000 shares, issued and outstanding  zero shares at June 30,  1997 and 78,750  shares at December
       31, 1996 (liquidation preference $1,575 at December
       31, 1996)                                                                      ---            1,179
   Common stock, $.001 par; authorized 70,000,000, issued 30,648,174
     at June 30, 1997 and 26,897,892 shares at December 31, 1996                       31               27
   Capital in excess of par value                                                  64,670           56,093
   Accumulated deficit                                                            (33,292)         (32,385)
                                                                            ----------------- -----------------
                                                                                   40,291           33,796
Less 18,250 common shares held in treasury, at cost                                  (476)            (476)
                                                                            ----------------- -----------------
Total shareholders' equity                                                         39,815           33,320
Total liabilities and shareholders' equity                                  $     103,144      $    91,359
                                                                            ================= =================
See accompanying notes.

                                   AMNEX INC.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1997 and 1996
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three Months Ended June 30               Six Months Ended June 30
                                           1997                  1996                1997                1996

Revenue                                  $31,023               $26,426             $62,349             $50,758

Costs and expenses:
  Cost of sales and service               24,757                21,369              50,546              40,780
  Selling, general and administrative      2,762                 2,938               5,318               5,514
  Depreciation and amortization            2,180                 1,222               4,191               2,366
  Restructuring charge                         -                                     1,400                   -
                                         -----------------------------------------------------------------------------
                                          29,699                25,529              61,455              48,660

Operating income                           1,324                   897                 894               2,098
Interest expense                             857                   559               1,692               1,104
                                         -----------------------------------------------------------------------------
Income (loss) before income taxes
  and minority interest                      467                   338                (797)                994

Minority interest in (loss)
  of subsidiaries                            (14)                    -                  (9)                  -
                                         -----------------------------------------------------------------------------
Income (loss) before income taxes            453                   338                (807)                994

Provision for income taxes                    50                    61                 100                 196
                                         -----------------------------------------------------------------------------
Net income (loss)                        $   403             $     277          $     (907)            $   798
                                         ========================================= ===================================

Preferred share dividend                 $   154             $     154          $      308             $   308
                                         ----------------------------------------- -----------------------------------
Net income (loss) available
  for common shares                      $   249             $     123          $   (1,215)            $   490
                                         ========================================= ===================================

Net income (loss) per common share       $   .01             $     .01$              ( .04)            $   .02
                                         =============================================================================

Weighted average number of shares
  outstanding used in computing net
  income (loss) per common share:         29,156                21,371              29,247              20,923


See accompanying notes.

                                   AMNEX, INC.
                 Consolidated Statement of Shareholders' Equity
                     December 31, 1996 through June 30,1997
                        (In thousands, except share data)
                                   (Unaudited)


                                          Common Stock            Preferred      Preferred     Preferred     Preferred     Preferred
                                        $.001 par value             Stock          Stock         Stock         Stock         Stock
                                      Shares          Amount       Series B       Series D      Series E      Series F      Series G
                                      ------          ------       --------       --------      --------      --------      --------

Balance, December 31, 1996           26,897,892        $27.0         $ 362        $ 3,533       $ 2,911       $ 2,076       $ 1,179

 Issuance of common shares            1,244,537          1.0
 Exercise of stock options               15,448
 Issuance of preferred shares and
    warrant for investment
 Vesting of stock grants                 24,500
 Issuance of warrants
 Exercise of warrants                   155,000          1.0
 Conversion of preferred shares       2,310,797          2.0                                                                 (1,179)
 Net loss
Balance, June 30, 1997               30,648,174        $31.0         $ 362        $ 3,533      $ 2,911        $ 2,076             -
                                     ==========        =====         =====        =======      =======        =======        =======







                                       Preferred       Capital in                                     Total
                                         Stock         Excess of     Accumulated     Treasury     Shareholders'
                                        Series L       Par Value       Deficit         Stock         Equity
                                    ---------------- -------------- -------------- ------------- ---------------


Balance, December 31, 1996                                $56,093      ($32,385)      ($476)          $33,320

Issuance of common shares                                   1,705                                       1,706
Exercise of stock options                                      45                                          45
Issuance of preferred shares and
    warrant for investment          $     3,636             1,455                                       5,091
Vesting of stock grants                                        57                                          57
Issuance of warrants                                          400                                         400
Exercise of warrants                                          102                                         103
Conversion of preferred shares           (3,636)            4,813                                          --
Net loss                                                                   (907)                         (907)
Balance, June 30, 1997              $         -           $64,670      ($33,292)      ($476)          $39,815
                                     ==========            =======      ========       =====           =======



                                   AMNEX, INC.
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)



                                                                     1997               1996
Cash flows from operating activities
Net income (loss)                                                 $    (907)         $      798
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                    4,191               2,366
       Minority interest                                                (14)
     Provision for losses on receivables                               (382)                (72)
     Changes in operating assets and liabilities:
       Trade receivables                                             (5,143)             (3,034)
       Parts inventory                                                 (119)                (44)
       Note receivable                                                    -                 753
       Customer advances, deposits and other current assets          (1,239)                475
       Deposits and other assets                                       (552)             (2,244)
       Accounts payable and accrued expenses                          3,066                 785
Net cash used in operating activities                                (1,099)               (217)

Cash flows from investing activities
Purchase of businesses, net of cash acquired                           (881)                476
Purchase of phones                                                     (475)                  -
Expenditures for property and equipment                              (1,290)               (965)
Proceeds on sale of assets                                                -               2,375
Net cash provided by (used in) investing activities                  (2,646)              1,886

Cash flows from financing activities
Proceeds from the exercise of common stock options                       37                 133
Proceeds from the sale of common stock                                    2                   -
Borrowings  under revolving credit, net                               2,159               1,550
Payments on long-term debt                                           (1,099)               (364)
Principal payments under capital lease obligations                   (1,097)               (416)
Net cash provided by financing activities                                 2                 903
                                                              ------------------ ------------------

Net increase (decrease) in cash                                      (3,743)              2,572
Cash at beginning of period                                           4,947                  94
Cash at end of period                                             $   1,204          $    2,666
                                                              ================== ==================

See accompanying notes.


Supplemental disclosure of cash flow information:
(In thousands, except share data)

Six months ended June 30, 1997:

1. The Company issued 100,000 Series L Preferred Shares convertible into 1,500,000 Common Shares.
2. The Company issued 810,797 Common Shares pursuant to the conversion of 78,750 Series G Preferred Shares.
3. The Company issued 1,500,000 Common Shares pursuant to the conversion of 100,000 Series L Preferred Shares.
4. The Company issued 94,369 Common Shares for the acquisition of pay telephones.
5. The Company issued 526,168 Common Shares pursuant to agreement with Teleplus, Inc.
6. The Company issued 624,000 Common Shares pursuant to the conversion of $96 of debt plus accrued interest thereon.
7. The Company issued 155,000 Common Shares pursuant to the exercise of 155,000 warrants.
8. The Company issued 24,500 Common Shares pursuant to the 1996 Restricted Stock Grant.
9.   Interest of approximately $1,748 was paid.
10.  Income taxes of approximately $321 were paid.

Six months ended June 30, 1996:

1. The holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.
2.   Interest of approximately $930 was paid.
3.   Income taxes of approximately $108 were paid.
4. Capital lease obligations incurred to acquire property and equipment was approximately $1,405.
5. The Company issued 4,099,086 Common Shares upon acquisition of Capital Network System, Inc.

                                   AMNEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997; results of operations for the three and six months ended June 30, 1997 and 1996; cash flows for the six months ended June 30, 1997 and 1996; and changes in shareholders' equity for the six months ended June 30, 1997. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet has been derived from AMNEX's audited financial statements as of that date. Certain prior year amounts were reclassified to conform with the current period presentation.

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

     In February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is applicable to all companies. Capital structure disclosures required by SFAS 129 include liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. SFAS 129 is effective for financial statements for periods ending after December 15, 1997.

     In June, 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997.

     The Company intends to adopt the provisions of these standards in 1998 and does not expect their application to have a material impact on the financial statements of the Company.

3.   Preferred Stock

     During the six months ended June 30, 1997, the holder of an aggregate of 78,750 shares of the Company's Series G Preferred Stock elected to convert such shares into 810,797 shares of the Company's Common Stock.

     Pursuant to a Stock Exchange Agreement, dated as of January 7, 1997, between the Company and Francesco Galesi, a Director of the Company, the Company acquired from Mr. Galesi 10% of the outstanding capital stock of Elektra Communication, Inc. ("ECI"), a telecommunications company controlled by him. Pursuant to the terms of the Stock Exchange Agreement,
     (i) Mr. Galesi was issued 100,000 Series L Preferred Shares of the Company which automatically converted in May 1997 into an aggregate of 1,500,000 Common Shares (the "Conversion Shares") upon the filing of a Certificate of Amendment to the Certificate of Incorporation of the Company pursuant to which the number of Common Shares authorized for issuance was increased from 40,000,000 to 70,000,000; (ii) Mr. Galesi was issued a warrant which entitles him to purchase 1,500,000 Common Shares (the "Warrant Shares") at an exercise price of $3.03 per share (subject to reduction to zero in the event, during any continuous six month period commencing with January 1, 1997 and ending on December 31, 1999, the consolidated revenues from operations of ECI are at least $12,500,000); (iii) Mr. Galesi was granted certain registration rights under the Securities Act with regard to the Conversion Shares and Warrant Shares; (iv) Peter M. Izzo, Jr., then Chief Executive Officer of the Company, was elected a Director of ECI; (v) Mr. Galesi was elected a Director of the Company; (vi) Mr. Galesi agreed that he would utilize ECI as his sole vehicle with regard to the conduct of international telecommunications business; (vii) Mr. Galesi agreed to a two year lock-up with regard to any securities acquired from the Company pursuant to the transaction; and (viii) Mr. Galesi granted the Company certain "tag along" rights with regard to the sale of the ECI capital stock acquired.

     The Company's 10% investment in ECI is accounted for on the cost method and the value of the investment has been based on a preliminary estimate of the fair value of the Series L Preferred Shares and warrant issued, based upon the market prices of AMNEX's stock at the date of issuance, less a discount, and using the Black- Scholes model to value the warrant.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             Three and Six Months Ended June 30, 1997 Compared With
                    Three and Six Months Ended June 30, 1996

Results of Operations

     For the three months ended June 30, 1997, the Company had operating income of $1,324,000 as compared to operating income of $897,000 for the three months ended June 30, 1996. This is a 47.6% improvement in operating income while net income increased by 45.5% to $403,000 from $277,000 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and before one-time items discussed below, operating profit was $2,294,000 as compared to $598,000 for the same period last year. The 1997 six month period results include a restructuring charge of $1,400,000 representing the impact of the decision by Company's management to embark on a restructuring plan including the closure of certain of the Company's facilities, the elimination of certain redundant functions and the payment of employee termination benefits. The Company believes that the plan, which was substantially completed in May 1997, will result in a significant reduction in selling, general and administrative expenses. During the six months ended June 30, 1996, the Company sold certain assets related to the validation and fraud management of its operator services revenue base. This sale was part of the Company's plan of providing wholesale, rather than retail, services to a certain group of domestic operator services customers and generated a gain on sale of $1,500,000 in the first quarter of 1996.

     Total revenues for the six months ended June 30, 1997 and 1996 were $62,349,000 and $50,758,000 (including the $1,500,000 gain on sale discussed above), respectively. The table below sets forth the Company's revenues by product line.

                                            For the six months ended
                                                    June 30,
                                            1997               1996
                                                (in thousands)

Domestic operator services                  $32,640           $41,707

International operator services              13,555               ---

Long distance services                        3,933             3,844

1+ Coin services                              3,451             1,335

Payphone ownership and
     operation                                7,313             2,329

PBX program services                            153                43

Billing services                              1,304               ---


     Consistent with management's plan of strategically positioning the Company in new businesses which it believes offer the potential for increased earnings as well as synergies with its existing businesses, both the volume of business and revenue mix have continued to change from the first six months of 1996. Domestic operator services constituted 50.7% and 52.4% of total revenues for the three and six months ended June 30, 1997, respectively, as compared to 84.2% and 82.2% for the same periods last year. In addition, international telecommunications services resulting from the acquisition of Capital Network System, Inc. ("CNSI") in June 1996 and billing services resulting from the acquisition of National Billing Exchange, Inc. in September 1996, provided a total of $14,859,000 of revenues in 1997. Revenues from payphone operations for the three and six months ended June 30, 1997 increased by 255.4% and 214.0%, respectively, as compared to the same 1996 periods and revenues from 1+ Coin services increased by 74.2% and 158.5% as compared to the same 1996 periods. The increased payphone operation revenues were primarily the result of the acquisition by the Company of an aggregate of 5,561 payphones during 1996 and the first quarter of 1997 and the increase in dial around compensation payable to payphone owners effective November 6, 1996. See "Regulatory Developments". The Company's 1+ Coin revenues increased primarily due to an increase in the number of local exchange carrier-owned payphones under contract with the Company from approximately 350,000 on December 31, 1995 to approximately 600,000 on December 31, 1996. Although profit margins for the domestic operator services line of business continued the anticipated decline in the second quarter of 1997, the Company believes that, as a result of its new ten year agreement to be the exclusive provider of operator services for phones owned or controlled by National Telecom USA, Inc. (the "National Agreement"), profit margins for this line of business may improve. See "Claims and Contingencies" below.

     As a percentage of revenues, cost of sales and service decreased to 79.8% for the three months ended June 30, 1997, as compared to 80.9% for the same period last year, and increased to 81.1% for the six months ended June 30, 1997 as compared to 80.3% for the first half of 1996. There were significant changes in certain of the components of cost of sales and service between the periods. Network expenses increased to 20.9% and 20.5% of revenues for the three and six months ended June 30, 1997 from 16.3% and 15.6% for the corresponding three and six month periods of 1996 primarily due to the significant costs of transmission of traffic out of Mexico for international telecommunications services. In addition, origination and termination costs were higher due to increased direct dial long distance traffic. Approximately 90% of the cost of delivering direct dial long distance traffic are network costs. Commission expense decreased from 56.0% and 53.0% of total revenues for the three and six months ended June 30, 1996, respectively, to 40.4% and 39.4% for the three and six months ended June 30, 1997, respectively. This expense, as a percentage of revenues from international telecommunications services, billing services, payphone operations and 1+ Coin services, is considerably less than that for domestic operator services.

     Selling, general and administrative expenses, as a percentage of revenues, decreased from 11.1% and 10.9% for the three and six months ended June 30, 1996 to 8.9% and 8.5%, respectively, for the same periods of 1997. The decrease was primarily the result of the Company's implementation of its restructuring plan discussed above. The Company believes that, as a result of the restructuring, these expenses, as well as costs of sales and service, will continue to decline as a percentage of revenues.

     Interest expense increased from $559,000 in the second quarter of 1996 to $857,000 for the current quarter and from $1,104,000 to $1,692,000 for the year to date, primarily reflecting the cost of financing for payphones purchased by the Company's PubCom Division during the last quarter of 1996. In addition, during the second quarter of 1997, the Company incurred interest charges related to debt assumed in the CNSI acquisition in June 1996.

Liquidity and Capital Resources

     The Company had a working capital deficiency of approximately $8,842,000 as of June 30, 1997 as compared to a working capital deficiency of approximately $4,994,000 as of December 31, 1996. This change was due to, among other things, the acquisition of payphones and related assets for an aggregate purchase price of $1,356,000, obligations of $1,925,000 incurred in connection with the National Agreement, expenditures for property, plant and equipment of $1,290,000, the incurrence of restructuring charges of $1,400,000.

     Trade receivables at June 30, 1997 were $24,700,000 as compared to $19,311,000 at December 31, 1996. Receivables consist of uncollected revenues and surcharges which the Company bills and collects on behalf of itself and its customers and uncollected revenues for services provided to other interexchange carriers. Trade receivables increased between December 31, 1996 and June 30, 1997 primarily due to seasonality factors, particularly in the international telecommunications services line of business. In addition, trade receivables associated with the 1+ Coin and other payphone-related receivables have increased as this service grows.

     The Company currently has in place a lending agreement with one of its billing and collection agents pursuant to which it is provided advances of up to $21,000,000 at any one time outstanding based upon eligible receivables. Such eligible receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company generally pays interest for such advances at an effective rate equal to the prime rate plus 1.5% per annum. At June 30, 1997, the approximate amount due to the billing and collection agent under the agreement was $11,156,000. The lending agreement extends through February 2000.

     On June 3, 1997, the Company borrowed $2,000,000 for working capital purposes from an irrevocable trust established by Mr. Galesi. The promissory note evidencing the loan provides for interest at the rate of 10% per annum and the payment of the principal amount thereof within 15 days following receipt of demand for payment. The Company's repayment obligation is secured by a security interest in certain accounts receivable of certain of its subsidiaries.

     On July 30, 1997, the Company obtained a loan commitment for additional working capital funds in the form of a $5,000,000 revolving line of credit, secured by certain trade receivables. The commitment provides for interest at a rate equal to the prime rate plus 1% per annum. It is anticipated that, upon closing of the financing, approximately $3,500,000 will be drawn down against the line of credit. The loan commitment is subject to certain conditions to closing and no assurance can be given that the line of credit will be obtained.

     The Company is presently contemplating an offering of convertible subordinated debt securities (the "Convertible Debt Securities") in the approximate principal amount of $20,000,000 to certain institutional and qualified investors in the United States and certain investors outside the United States (the "Offering"). It is contemplated that, if the Offering is undertaken, the securities offered will not be registered under the Securities Act of 1933, as amended (the "Securities Act"), and neither the Convertible Debt Securities nor the common shares of the Company (the "Common Shares") issuable upon the conversion of the Convertible Debt Securities (the "Underlying Offering Shares") may be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements thereof. It is contemplated further that, in connection with the Offering, the Company will agree to file a shelf registration statement under the Securities Act with respect to the Convertible Debt Securities and Underlying Offering Shares within a short period of time after completion of the Offering so as to permit the purchasers of the Convertible Debt Securities to resell such Convertible Debt Securities and the Underlying Offering Shares pursuant to an effective registration statement. Any such resale may only be made by means of a prospectus satisfying the requirements of the Securities Act.

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

     The proceeds of any such Offering are intended to be used primarily to repurchase certain outstanding convertible promissory notes and preferred shares of the Company ("Preferred Shares"), and prepay certain other outstanding promissory notes of the Company, held by clients of Friedli Corporate Finance AG ("Friedli AG") as discussed below. The Company intends to use the balance of the proceeds to repay certain other indebtedness of the Company and pay certain other obligations, each as discussed below, as well as for general corporate purposes.

     On June 18, 1997, the Company entered into agreements (the "Company Agreements") that provide for, among other things, the repurchase of certain outstanding convertible Preferred Shares, and the redemption of certain outstanding convertible promissory notes of the Company, held by clients of Friedli AG ("Friedli Clients"), as discussed below.

     The Preferred Shares to be repurchased are as follows: (i) 1,413,337 Series D Preferred Shares at a repurchase price of $2.50 per share; (ii) 1,035,000 Series E Preferred Shares at a repurchase price of $2.8125 per share; and (iii) 415,250 Series F Preferred Shares at a repurchase price of $5.00 per share. The repurchase prices for the Preferred Shares are equal to the per share liquidation values of the respective series. In the case of the Series D and Series E Preferred Shares, in addition to the above amounts, the repurchase price includes an amount equal to accrued but unpaid dividends ($1,688,000 as of June 30, 1997). The Series F Preferred Shares do not have any dividend preference. All of the Preferred Shares carry voting rights equal to the number of Common Shares into which they are convertible, except that the Series D Preferred Shares have six-for-one voting rights. The aggregate repurchase obligation of the Company (based upon a repurchase date of June 30, 1997 and including the payment of accrued and unpaid dividends) is approximately $10,208,000.

     The Company Agreements also provide for the following: (i) the conversion of 72,450 Series B Preferred Shares into 724,500 Common Shares; (ii) the payment of accrued and unpaid dividends with respect to the Series B Preferred Shares (approximately $90,000 as of June 30, 1997); (iii) the payment of the principal amount of, and accrued interest on, a certain $325,000 principal amount promissory note of the Company that was due on May 1, 1997; (iv) the payment by the Company of approximately $1,470,000 in connection with the prepayment of certain outstanding promissory notes due in October 1999; (v) the payment by the Company to Peter Friedli and Friedli AG (collectively with Friedli Corporate Finance Inc., the "Friedli Group") of an aggregate of $360,000 representing the settlement of any and all claims for past due consulting, advisory, investment banking or similar or related fees and expenses, as well as financial consulting fees for a two year period following the closing of the Company Agreements; and
(vi) the delivery of certain general releases (the Company release to include, among others, the holders of the Preferred Shares).

     Prior to the execution of the Company Agreements, the holder of a certain $450,000 principal amount promissory note (the "$450,000 Note") elected to convert, as of June 30, 1997, $96,000 of the principal amount thereof, together with accrued and unpaid interest thereon, into 624,000 Common Shares at a conversion price of $0.20 per share. Contemporaneously with the execution of the Company Agreements, Mr. Galesi entered into a Note Purchase Agreement with the holder of the $450,000 Note, as well as with the holder of a $50,000 principal amount promissory note of the Company (the "$50,000 Note") (also convertible at a price of $0.20 per share), to purchase the unconverted portion of the $450,000 Note, as well as the $50,000 Note (including all rights with regard to accrued and unpaid interest), for an aggregate purchase price of $3,863,000. Mr. Galesi has agreed with the Company that, immediately following his acquisition of the notes, he will convert the principal amount thereof, together with accrued and unpaid interest thereon, into Common Shares (approximately 2,650,000 based upon a conversion date of June 30, 1997). Both the Company Agreements and the Note Purchase Agreement are subject to the satisfaction of certain conditions to closing. The conditions to the Company's obligations under the Company Agreements and Mr. Galesi's obligations under the Note Purchase Agreement, which may be waived, include the consummation by the Company of an equity or convertible debt offering pursuant to which the Company shall have received gross proceeds of at least $50,000,000.

     Contemporaneously with the execution of the Company Agreements, the Company and the Friedli Group agreed to terminate a certain January 13, 1997 agreement between them which contemplated, among other things, the open market sale by certain Friedli Clients of an aggregate of 9,000,000 Common Shares. The Company Agreements, the Note Purchase Agreement and the related documents were executed by Peter Friedli on behalf of, or as representative of, the various Friedli Clients.

Regulatory Developments

     On September 20, 1996, the Federal Communications Commission (the "FCC") adopted new rules pursuant to the Telecommunications Act that require providers of long distance services to pay to payphone owners, including the Company, compensation for "dial around" calls. Dial around is a term used to describe calls placed from payphones that bypass the IXC presubscribed to that payphone. Examples are 1-800-CALL-ATT, 1-800-COLLECT and 10-ATT. The FCC's rules called for a substantial increase in dial around compensation from the $6.00 per month per payphone flat fee in place since May 1992 to $45.85 per payphone per month during the period November 6, 1996 to October 6, 1997. Beginning October 7, 1997, the monthly fee will be replaced by per call compensation which the FCC set at $0.35 per call. The FCC determined further that, for periods after October 6, 1998, compensation should be set at the cost of a local coin call, which cost the FCC concluded should be determined by the marketplace and not by regulation. A number of parties brought an action challenging the FCC's decisions regarding dial around compensation in the United States Court of Appeals for the D.C. Circuit, including the FCC's determination that (i) the flat fee per payphone per month for the initial period should be $45.85; (ii) the per call compensation beginning October 7, 1997 should be set at $0.35; and
(iii) compensation beginning October 6, 1998 should be set at the cost of a local coin call. On July 1, 1997, the court remanded the case to the FCC to further evaluate and justify the $45.85 and $0.35 rate levels it adopted as well as its determination that compensation should be set at the cost of a local coin call. The right to receive dial around compensation, the timing of the introduction of per call compensation and the deregulation of the local coin rate were not affected by the court's decision. On August 5, 1997, the FCC issued a Public Notice clarifying the status of the requirements of its dial around compensation rules and establishing a pleading cycle for comment on the remanded issues. The FCC stated that all of the requirements of its order which were remanded remain in effect pending further action, including the requirement to pay dial around compensation. The FCC also stated that any adjustment in dial around compensation may be applied retroactively. The FCC has indicated it intends to resolve this matter expeditiously, but there can be no assurances as to what the new rate levels will be, when they will go into effect or whether the revised rate structure will be applied retroactively.

Claims and Contingencies

     On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum of $25,000,000, and attorneys' fees. The Company has engaged outside litigation counsel to handle the matter and has filed a motion to dismiss or in the alternative to stay. The Company believes that the claims of D. Faye Manghir are meritless and that it will ultimately prevail, resulting in dismissal of the Suit and/or referral to arbitration.

     Pursuant to the terms of the National Agreement, as of June 30, 1997, approximately $1,500,000 was due and owing to National. The parties are currently negotiating the long-term payout of such amount. No assurance can be given that any such agreement will be entered into between the parties. It is intended that a portion of the net proceeds of the Offering will be used to pay to National the $1,500,000 due.

     In connection with the Company's June 1996 CNSI acquisition, CNSI issued a promissory note in favor of Robert A. Rowland (the "Rowland Note"), a principal shareholder of the Company, in the principal amount of $1,197,691.82 payable on July 31, 1997, with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company and CNSI in the District Court of Travis County, Texas. Mr. Rowland asserts several causes of action against the Company and seeks damages in the amount of the principal and interest due under the Rowland Note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI relate to monies allegedly due under a consulting agreement, and damages claimed include attorneys' fees. It is anticipated that a portion of the net proceeds of the Offering will be used to pay the amounts due under the Rowland Note.

Risks and Uncertainties

     Except for  historical  information  contained  herein,  this  Management's
Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are subject to risks and uncertainties, including seasonal variations in revenues, shifts in Company's business focus from core domestic operator services, regulatory and legislative uncertainty, technological change and new service, competition, risks associated with international operations, service interruptions and equipment failures, change in economic conditions of the various markets the Company serves, as well as the other risks detailed in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on April 15, 1997.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum of $25,000,000, and attorneys' fees. The Company has engaged outside litigation counsel to handle the matter and has filed a motion to dismiss or in the alternative to stay. The Company believes that the claims of D. Faye Manghir are meritless and that it will ultimately prevail, resulting in dismissal of the Suit and/or referral to arbitration.

Item 2.  Changes in Securities.

     (a) None.

     (b) None.

     (c) During the quarter ended June 30, 1997, the Company issued or sold the following equity securities other than in transactions registered under the Securities Act:

          (i) Between April 1997 and June 1997, the Company issued an aggregate of 388,488 Common Shares to Southbrook International Investments, Ltd. upon the conversion of 27,500 Series G Preferred Shares. Such Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as such Common Shares were securities exchanged by the Company with its existing preferred shareholder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

          (ii) Effective May 1997, the Company issued 1,500,000 Common Shares to Francesco Galesi upon the conversion of 100,000 Series L Preferred Shares. Such Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as such Common Shares were securities exchanged by the Company with its existing preferred shareholder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

          (iii) In June 1997, the Company issued 25,000 Common Shares to Kenneth Baritz upon the exercise of a warrant. Such Common Shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3.  Defaults Upon Senior Securities.

     (a) None.

     (b) The following sets forth certain information with regard to accrued and unpaid dividends on Preferred Shares of the Company:

          (i) There are currently 72,450 Series B Preferred Shares issued and outstanding. The holders of the Series B Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $.40 per share per anum. Dividends on the Series B Preferred Shares have been paid through June 30, 1994. Accrued and unpaid dividends with regard to the Series B Preferred Shares as of June 30, 1997 were approximately $86,940.

          (ii) There are currently 1,413,337 Series D Preferred Shares issued and outstanding. The holders of the Series D Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $.25 per share per annum. No dividends have been paid to date on the Series D Preferred Shares. Accrued and unpaid dividends with regard to the Series D Preferred Shares as of June 30, 1997 were approximately $1,090,609.

          (iii) There are currently 1,035,000 Series E Preferred Shares issued and outstanding. The holders of the Series E Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, dividends at the rate of $.225 per share per annum. No dividends on the Series E Preferred Shares have been paid to date. Accrued and unpaid dividends with regard to the Series E Preferred Shares as of June 30, 1997 were approximately $510,516.

Item 4.  Submission of Matters to a Vote of Security Holders.

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

                  Nominee                            Votes for Election

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

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits.

               3.1  Restated Certificate of Incorporation, as amended*

               3.2  By-Laws, as amended


               10.1 Form of  Agreement,  dated as of June 10, 1997,  between the
                    Company and the holders of certain Preferred Shares and promissory notes of the Company.

               10.2 Secured Demand  Promissory  Note, dated June 3, 1997, in the principal amount of $2,000,000 issued by the Company and certain subsidiaries thereof to Francesco Galesi Irrevocable Grantor Trust dated October 18, 1991 (the "Galesi Trust").

               10.3 Warranted,  dated June 3, 1997,  for the  purchase  of up to
                    500,000 Common Shares issued by the Company to the Galesi Trust.

               11   Statements Regarding Computation of Per Share Earnings.

               27   Financial Data Schedule.

--------------
* Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-17158) and incorporated herein by reference.

          (b) Reports on Form 8-K.

               During the quarter ended June 30, 1997, two Current Reports on Form 8-K were filed by the Company as follows:

                    (i)  Date of Report: May 3, 1997
                         Item Reported:  5

                    (ii) Date of Report: May 28, 1997
                         Item Reported:  5

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMNEX, INC.


August 8, 1997                                  By: /s/ Alan J. Rossi
                                                   -----------------
                                                   Alan J. Rossi
                                                   Chairman of the Board
                                                   and Chief Executive Officer

August 8, 1997                                  By: /s/ Richard L. Stoun
                                                   --------------------
                                                   Richard L. Stoun
                                                   Chief Accounting Officer

H:\USERS\LEGAL\AMY\WPDATA\CORPDOC\10Q697.A