Form 10QSB/A
period 1997-06-30
AMNEX INC
filed 1997-10-02
CIK 793526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT No. 1
(Mark One)

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

                                 (516) 326-2540
-------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

              101 Park Avenue, Suite 2507, New York, New York 10178
-------------------------------------------------------------------------------

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

                                   AMNEX, INC.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                       June 30,
                                                                                         1997              December 31,
                                                                                     (unaudited)               1996
Assets
Current assets:
   Cash                                                                          $     1,204             $        4,947
   Trade receivables, less allowance for doubtful accounts of $2,375
         as of June 30, 1997 and $2,757 as of December 31, 1996                       24,700                     19,311
   Parts inventory                                                                       883                        739
   Deferred income taxes                                                               1,791                      1,791
   Customer advances                                                                   2,716                      2,414
   Deposits and other current assets                                                   1,083                        861
                                                                                 --------------------------------------
Total current assets                                                                  32,377                     30,063

Investment in unconsolidated subsidiary                                                5,091                        ---
Property and equipment, net                                                           24,649                     23,851
Deposits and other                                                                     2,303                      1,543
Intangible assets, net                                                                 9,027                      5,947
Goodwill, net                                                                         29,697                     29,955





Total assets                                                                     $  103,144                  $   91,359
                                                                                 ======================================

                                       F-1

                                   AMNEX, INC.
                     Consolidated Balance Sheets (continued)
                        (In thousands, except share data)

                                                                                       June 30,
                                                                                          1997                December 31,
                                                                                       (unaudited)                1996

Liabilities and shareholders' equity
                                                                                 ----------------------- -----------------------
Current liabilities:
   Short-term debt                                                               $       13,561            $      11,498
   Accounts payable                                                                       6,489                    3,651
   Accrued expenses                                                                       9,159                    7,733
   Accrued network expenses                                                               2,842                    1,975
   Accrued commissions                                                                    3,815                    3,169
   Accrued taxes payable                                                                    691                    1,406
   Due to related party                                                                   1,198                    1,198
   Current portion of capital lease obligations                                           1,849                    2,179
   Current portion of long-term debt                                                      2,285                    2,248
                                                                                 ----------------------- -----------------------
Total current liabilities                                                                41,889                   35,057

Capital lease obligations                                                                 1,901                    2,668
Long-term debt                                                                           13,284                   13,530
Minority interest                                                                           431                       10
Compensation payable                                                                        805                      894
Obligations under renewal and modification agreement                                      1,125                      ---
Obligations under non-compete agreement                                                   1,314                    2,630
Common stock subject to redemption                                                        3,250                    3,250

Commitments and contingencies

Shareholders' equity:
   Voting Preferred Stock,  $.001 par;  authorized  5,000,000  shares:  Series B
      Preferred Stock, authorized 356,000 shares, issued and
          outstanding 72,450 shares at June 30, 1997 and December 31,
          1996 (liquidation preference $362)                                                362                      362
      Series D Preferred Stock, authorized 1,413,337 shares, issued and outstanding 1,413,337 shares at June 30, 1997 and December
          31, 1996 (liquidation preference $3,533)                                        3,533                    3,533
      Series E Preferred Stock, authorized 1,085,000 shares, issued and outstanding 1,035,000 shares at June 30, 1997 and December
          31, 1996 (liquidation preference $2,911)                                        2,911                    2,911
      Series F Preferred Stock, authorized 415,250 shares, issued and outstanding 415,250 shares at June 30, 1997 and December 31,
          1996 (liquidation preference $2,076)                                            2,076                    2,076
      Series G Preferred Stock, authorized 145,000 shares, issued and outstanding  zero shares at June 30, 1997 and 78,750 shares at December
         31, 1996 (liquidation preference $1,575 at December
         31, 1996)                                                                          ---                    1,179
   Common stock, $.001 par; authorized 70,000,000, issued 30,648,174
      at June 30, 1997 and 26,897,892 shares at December 31, 1996                            31                       27
   Capital in excess of par value                                                        64,670                   56,093
   Accumulated deficit                                                                  (33,962)                 (32,385)
                                                                                 ----------------------- -----------------------
                                                                                         39,621                   33,796
Less 18,250 common shares held in treasury, at cost                                        (476)                    (476)
                                                                                 ----------------------- -----------------------
Total shareholders' equity                                                               39,145                   33,320
Total liabilities and shareholders' equity                                       $      103,144            $      91,359
                                                                                 ======================= =======================
See accompanying notes.

                                       F-2

                                   AMNEX INC.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 1997 and 1996
                      (In thousands, except per share data)
                                   (Unaudited)

                                               Three Months Ended June 30                    Six Months Ended June 30
                                           1997                          1996            1997                       1996
                                           ----                          ----            ----                       ----

Revenue                                    $31,023                     $26,426         $62,349                    $50,758

Costs and expenses:
  Cost of sales and service                 24,757                      21,369          50,546                     40,780
  Selling, general and administrative        3,432                       2,938           5,988                      5,514
  Depreciation and amortization              2,180                       1,222           4,191                      2,366
  Restructuring charge                           -                           -           1,400                          -
                                           -------------------------------------     ------------------------------------
                                            30,369                      25,529          62,125                     48,660

Operating income                               654                         897             224                      2,098
Interest expense                               857                         559           1,692                      1,104
                                           -------------------------------------     ------------------------------------
Income (loss) before income taxes
  and minority interest                       (203)                        338          (1,467)                       994

Minority interest in (loss)
  of subsidiaries                              (14)                          -             (10)                         -
                                           -------------------------------------     ------------------------------------
Income (loss) before income taxes             (217)                        338          (1,477)                       994

Provision for income taxes                      50                          61             100                        196
                                           -------------------------------------     ------------------------------------
Net income (loss)                          $  (267)                     $  277       $  (1,577)                   $   798
                                           =====================================     ====================================

Preferred share dividend                   $   154                      $  154       $     308                    $   308
                                           -------------------------------------     ------------------------------------
Net income (loss) available
  for common shares                        $  (421)                     $  123       $  (1,885)                   $   490
                                           =====================================     ====================================

Net income (loss) per common share         $ ( .01)                     $  .01       $   ( .07)                   $   .02
                                           =====================================     ====================================

Weighted average number of shares
  outstanding used in computing net
  income (loss) per common share:           29,120                      21,371          28,549                    20,923

See accompanying notes.
                                       F-3

                                   AMNEX, INC.
                 Consolidated Statement of Shareholders' Equity
                     December 31, 1996 through June 30,1997
                        (In thousands, except share data)
                                   (Unaudited)

                                              Common Stock            Preferred      Preferred     Preferred   Preferred   Preferred
                                            $.001 par value             Stock          Stock         Stock       Stock       Stock

                                       Shares            Amount       Series B       Series D      Series E     Series F    Series G
                                  --------------------------------------------------------------------------------------------------


Balance, December 31, 1996          26,897,892          $27.0           $ 362         $ 3,533      $2,911       $2,076      $1,179

 Issuance of common shares           1,244,537            1.0
 Exercise of stock options              15,448
 Issuance of preferred shares and
    warrant for investment
 Vesting of stock grants                24,500
 Issuance of warrants
 Exercise of warrants                  155,000            1.0
 Conversion of preferred shares      2,310,797            2.0                                                               (1,179)
 Net loss
Balance, June 30, 1997              30,648,174          $31.0           $ 362         $ 3,533      $2,911       $2,076           -
                                  ==================================================================================================





                                          Preferred         Capital in                                        Total
                                            Stock            Excess of      Accumulated      Treasury     Shareholders'
                                           Series L          Par Value        Deficit         Stock          Equity
                                     --------------------------------------------------------------------------------------


Balance, December 31, 1996                                   $56,093        ($32,385)        ($476)        $33,320

Issuance of common shares                                      1,705                                         1,706
Exercise of stock options                                         45                                            45
Issuance of preferred shares and
    warrant for investment             $   3,636               1,455                                         5,091
Vesting of stock grants                                           57                                            57
Issuance of warrants                                             400                                           400
Exercise of warrants                                             102                                           103
Conversion of preferred shares            (3,636)              4,813                                            --
Net loss                                                                      (1,577)                       (1,577)
Balance, June 30, 1997                 $       -              $64,670       ($33,962)        ($476)        $39,145
                                    =======================================================================================

                                       F-4

                                   AMNEX, INC.
                      Consolidated Statements of Cash Flows
                     Six months ended June 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)

                                                                                                 1997                      1996
Cash flows from operating activities
Net income (loss)                                                                        $     (1,577)                 $     798
Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
      Depreciation and amortization                                                             4,191                      2,366
       Minority interest                                                                          (14)
      Provision for losses on receivables                                                        (382)                       (72)
      Changes in operating assets and liabilities:
         Trade receivables                                                                     (5,143)                    (3,034)
         Parts inventory                                                                         (119)                       (44)
         Note receivable                                                                            -                        753
         Customer advances, deposits and other current assets                                  (1,239)                       475
         Deposits and other assets                                                               (552)                    (2,244)
         Accounts payable and accrued expenses                                                  3,736                        785
Net cash used in operating activities                                                          (1,099)                      (217)

Cash flows from investing activities
Purchase of businesses, net of cash acquired                                                     (881)                       476
Purchase of phones                                                                               (475)                         -
Expenditures for property and equipment                                                        (1,290)                      (965)
Proceeds on sale of assets                                                                          -                      2,375
Net cash provided by (used in) investing activities                                            (2,646)                     1,886

Cash flows from financing activities
Proceeds from the exercise of common stock options                                                 37                        133
Proceeds from the sale of common stock                                                              2                          -
Borrowings  under revolving credit, net                                                         2,159                      1,550
Payments on long-term debt                                                                     (1,099)                      (364)
Principal payments under capital lease obligations                                             (1,097)                      (416)
Net cash provided by financing activities                                                           2                        903
                                                                                    -----------------------------------------------
Net increase (decrease) in cash                                                                (3,743)                     2,572
Cash at beginning of period                                                                     4,947                         94
Cash at end of period                                                                    $      1,204               $      2,666
                                                                                    ================================================
See accompanying notes.

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

2    Recently Issued Accounting Standards

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

3.   Preferred Stock

     During the six months ended June 30, 1997, the holder of an aggregate of 78,750 shares of the Company's Series G Preferred Stock elected to convert such shares into 810,797 shares of the Company's Common Stock.
                                       F-7

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

     The information set forth below is as of August 11, 1997, the date of filing by the Company of its Form 10-Q for the period ended June 30, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             Three and Six Months Ended June 30, 1997 Compared With
                    Three and Six Months Ended June 30, 1996

Results of Operations

     For the three months ended June 30, 1997, the Company had operating income of $654,000 as compared to operating income of $897,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997 and before one-time items discussed below, operating profit was $1,624,000 as compared to $598,000 for the same period last year. The 1997 six month period results include a restructuring charge of $1,400,000 representing the impact of the decision by Company's management to embark on a restructuring plan including the closure of certain of the Company's facilities, the elimination of certain redundant functions and the payment of employee termination benefits. The Company believes that the plan, which was substantially completed in May 1997, will result in a significant reduction in selling, general and administrative expenses. During the six months ended June 30, 1996, the Company sold certain assets related to the validation and fraud management of its operator services revenue base. This sale was part of the Company's plan of providing wholesale, rather than retail, services to a certain group of domestic operator services customers and generated a gain on sale of $1,500,000 in the first quarter of 1996.

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

     Selling, general and administrative expenses, as a percentage of revenues, did not materially change for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and decreased from 10.9% for the six months ended June 30, 1996 to 9.6% for the same period of 1997. The six month decrease was primarily the result of the Company's implementation of its restructuring plan discussed above offset by significant legal expenses incurred in 1997. The Company believes that, as a result of the restructuring, these expenses, as well as costs of sales and service, will continue to decline as a percentage of revenues.

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

Liquidity and Capital Resources

     The Company had a working capital deficiency of approximately $9,512,000 as of June 30, 1997 as compared to a working capital deficiency of approximately $4,994,000 as of December 31, 1996. This change was due to, among other things, the acquisition of payphones and related assets for an aggregate purchase price of $1,356,000, obligations of $1,925,000 incurred in connection with the National Agreement, expenditures for property, plant and equipment of $1,290,000, the incurrence of restructuring charges of $1,400,000.

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

     Contemporaneously with the execution of the Company Agreements, the Company and the Friedli Group agreed to terminate a certain January 13, 1997 agreement between them which contemplated, among other things, the open market sale by certain Friedli Clients of an aggregate of 9,000,000 Common Shares. The Company Agreements, the Note Purchase Agreement and the related documents were executed by Peter Friedli on behalf of, or as representative of, the various Friedli Clients.
                                      F-12

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

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 1997, two Current Reports on Form 8-K were filed by the Company as follows:

          (i) Date of Report: May 3, 1997 Item Reported: 5

          (ii) Date of Report: May 28, 1997 Item Reported: 5

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 AMNEX, INC.

  October 1, 1997                                By: /s/ Richard L. Stoun
                                                     --------------------
                                                     Richard L. Stoun
                                                     Vice President - Finance