Form 10-Q
period 1997-09-30
AMNEX INC
filed 1997-11-19
CIK 793526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


                         Commission File Number: 0-17158

                                   AMNEX, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

  New York                                                         11-2790221
--------------------------------------------------------------------------------
(State or Other Jurisdiction of )      (I.R.S Employer Identification No.)
Incorporation or Organization

 6 Nevada Drive, Lake Success, New York                                 11042
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value: 34,044,729 shares at September 30, 1997.

                                   AMNEX, INC.
                           Consolidated Balance Sheets
                                 (In thousands)



                                                                              September 30,
                                                                                 1997           December 31,
                                                                               (unaudited)          1996
Assets
Current assets:
   Cash                                                                     $     1,236         $    4,947
   Trade receivables, less allowance for doubtful accounts of $4,579
         as of September 30, 1997 and $2,757 as of December 31, 1996             21,945             19,311
   Parts inventory                                                                1,032               739
   Deferred income taxes                                                          1,791             1,791
   Customer advances                                                              1,028             2,414
   Deposits and other current assets                                              1,182               861
                                                                            -----------------------------------
Total current assets                                                             28,214             30,063

Investment in unconsolidated subsidiary                                           5,091               ---
Property and equipment, net                                                      24,410             23,851
Deposits and other                                                                3,399             1,543
Intangible assets, net                                                            9,680             5,947
Goodwill, net                                                                    29,130             29,955





Total assets                                                                $    99,924          $  91,359
                                                                            ===================================

                                   AMNEX, INC.
                     Consolidated Balance Sheets (continued)
                        (In thousands, except share data)

                                                                              September 30,
                                                                                  1997           December 31,
                                                                               (unaudited)          1996
                                                                            ----------------- -----------------

Liabilities and shareholders' equity Current liabilities:
   Short-term debt                                                          $       15,307      $   11,498
   Accounts payable                                                                  8,700           3,651
   Accrued expenses                                                                  6,628           7,733
   Accrued network expenses                                                          2,247           1,975
   Accrued commissions                                                               2,155           3,169
   Accrued taxes payable                                                             1,523           1,406
   Due to related party                                                              2,498           1,198
   Current portion of capital lease obligations                                      1,829           2,179
   Current portion of long-term debt                                                 2,418           2,248
                                                                            ----------------- -----------------
Total current liabilities                                                           43,305          35,057

Capital lease obligations                                                            1,530           2,668
Long-term debt                                                                      26,617          13,530
Minority interest                                                                      428              10
Compensation payable                                                                   805             894
Obligations under non-compete agreement                                              1,314           2,630
Common stock subject to redemption                                                   3,250           3,250

Commitments and contingencies

Shareholders' equity:
   Voting Preferred Stock,  $.001 par;  authorized  5,000,000  shares:  Series B
     Preferred Stock, authorized 356,000 shares, issued and
       outstanding zero shares at September 30, 1997 and 72,450
       shares at December 31, 1996 (liquidation preference $362)                       -0-             362
     Series D Preferred Stock, authorized 1,413,337 shares, issued and outstanding zero shares at September 30, 1997 and 1,413,337
       shares at December 31, 1996 (liquidation preference $3,533)                     -0-           3,533
     Series E Preferred Stock, authorized 1,085,000 shares, issued and outstanding zero shares at September 30, 1997 and 1,035,000
       shares at December 31, 1996 (liquidation preference $2,911)                     -0-           2,911
     Series F Preferred Stock, authorized 415,250 shares, issued and outstanding zero shares at September 30, 1997 and 415,250
       shares at December 31, 1996 (liquidation preference $2,076)                     -0-           2,076
     Series G Preferred Stock, authorized 145,000 shares, issued and outstanding  zero  shares at  September  30,  1997 and  78,750  shares at
       December 31, 1996 (liquidation preference $1,575 at
       December 31, 1996)                                                              -0-           1,179
   Common stock, $.001 par; authorized 70,000,000, issued 34,062,979
     at September 30, 1997 and 26,897,892 shares at December 31,                        34              27
     1996
   Capital in excess of par value                                                   65,477          56,093
   Accumulated deficit                                                             (42,360)        (32,385)
                                                                            ----------------- -----------------
                                                                                    23,151          33,796
Less 18,250 common shares held in treasury, at cost                                   (476)           (476)
                                                                            ----------------- -----------------
Total shareholders' equity                                                          22,675          33,320
Total liabilities and shareholders' equity                                  $       99,924       $  91,359
                                                                            ================= =================
See accompanying notes.

                                   AMNEX INC.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 1997 and 1996
                      (In thousands, except per share data)
                                   (Unaudited)


                                        Three Months Ended September 30         Nine Months Ended September 30
                                           1997                1996                1997                1996
                                           ----                ----                ----                ----

Revenue                                  $31,358             $37,430             $93,707             $88,188

Costs and expenses:
  Cost of sales and service               28,207              30,494              78,753              70,942
  Selling, general and administrative      5,992               3,172              11,980               9,018
  Depreciation and amortization            2,513               1,758               6,704               4,124
  Restructuring charge                       -0-                 -0-               1,400                 -0-
                                         ---------------------------------------------------------------------------
                                          36,712              35,424              98,837              84,084

Operating income (loss)                   (5,354)              2,006              (5,130)              4,104
Interest expense                           1,131                 869               2,823               1,973
                                         ---------------------------------------------------------------------------
Income (loss) before income taxes
  and minority interest                   (6,485)              1,137              (7,953)              2,131

Minority interest in income (loss)
  of subsidiaries                              3                 -0-                  (5)                -0-
                                         ---------------------------------------------------------------------------
Income (loss) before income taxes         (6,482)              1,137              (7,958)              2,131

Provision for income taxes                    75                 240                 175                 436
                                         ---------------------------------------------------------------------------
Net income (loss)                        $(6,557)            $   897            $ (8,133)            $ 1,695
                                         ===========================================================================

Preferred share dividend                 $   154             $   154            $    462             $   462
                                         ---------------------------------------------------------------------------
Net income (loss) available
  for common shares                      $(6,711)            $   743            $ (8,595)            $ 1,233
                                         ===========================================================================

Net income (loss) per common share       $  (.21)            $   .03 $              (.29)            $   .06
                                         ===========================================================================

Weighted average number of shares
  outstanding used in computing net
  income (loss) per common share:         31,597              24,666              30,081              22,014
                                         ===========================================================================


See accompanying notes.

                                   AMNEX, INC.
                 Consolidated Statement of Shareholders' Equity
                   December 31, 1996 through September 30,1997
                        (In thousands, except share data)
                                   (Unaudited)


                                             Common Stock      Preferred      Preferred     Preferred     Preferred     Preferred
                                           $.001 par value       Stock          Stock         Stock         Stock         Stock
                                         Shares      Amount     Series B      Series D      Series E      Series F      Series G
                                    ------------------------------------------------------------------------------------------------


Balance, December 31, 1996           26,897,892       $27        $ 362         $ 3,533       $ 2,911      $ 2,076       $ 1,179

 Issuance of common shares            3,933,982         4
 Exercise of stock options               16,308
 Issuance of preferred shares and
    warrant for investment
 Vesting of stock grants                 24,500
 Issuance of warrants
 Exercise of warrants                   155,000
 Payment of preferred dividends
 Conversion of preferred shares       3,035,297         3         (362)                                                  (1,179)
 Repurchase of preferred shares                                                 (3,533)       (2,911)      (2,076)
 Net loss
Balance, September 30, 1997          34,062,979       $34        $ -0-         $   -0-     $     -0-      $   -0-       $   -0-
                                    ================================================================================================





                                       Preferred       Capital in                                     Total
                                         Stock         Excess of     Accumulated     Treasury     Shareholders'
                                        Series L       Par Value       Deficit         Stock         Equity
                                    -------------------------------------------------------------------------------


Balance, December 31, 1996                               $56,093       ($32,385)       ($476)       $33,320

Issuance of common shares                                  2,154                                      2,158
Exercise of stock options                                     45                                         45
Issuance of preferred shares and
    warrant for investment            $  3,636             1,455                                      5,091
Vesting of stock grants                                       56                                         56
Issuance of warrants                                         400                                        400
Exercise of warrants                                         100                                        100
Payment of preferred dividends                                           (1,842)                     (1,842)
Conversion of preferred shares          (3,636)            5,174
Repurchase of preferred shares                                                                       (8,520)
Net loss                                                                 (8,133)                     (8,133)
Balance, September 30, 1997           $    -0-           $65,477       $(42,360)       ($476)       $22,675
                                    ===============================================================================


See accompanying notes.

                                   AMNEX, INC.
                      Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1997 and 1996
                                 (In thousands)
                                   (Unaudited)



                                                                     1997               1996
                                                                   ----------------------------
Cash flows from operating activities
Net income (loss)                                                  $(8,133)           $ 1,695
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                   6,704              4,124
       Minority interest                                               (17)
     Provision for losses on receivables                             1,822               (494)
     Changes in operating assets and liabilities:
       Trade receivables                                            (4,592)               546
       Parts inventory                                                (107)               (80)
       Note receivable                                                                  1,279
       Customer advances, deposits and other current assets            350                564
       Deposits and other assets                                    (1,169)               169
       Accounts payable and accrued expenses                         1,007             (3,888)
                                                                   ----------------------------
Net cash provided by (used in) operating activities                 (4,135)             3,915

Cash flows from investing activities
Purchase of businesses, net of cash acquired                        (1,032)
Purchase of phones                                                  (1,106)              (150)
Expenditures for property and equipment                             (1,607)            (1,840)
Acquisition of Teleplus Dealer Agreement                                               (1,500)
Cash received from acquisition                                                            910
Phone contracts purchased                                                                (579)
Proceeds from sale of assets                                                              867
                                                                   ----------------------------
Net cash used in investing activities                               (3,745)            (2,292)

Cash flows from financing activities
Proceeds from the exercise of common stock options                      45                136
Proceeds from related party                                          1,300
Borrowings under revolving credit, net                               4,309               (621)
Proceeds from long term debt                                        15,750
Payment of debt issuance costs                                      (1,622)
Long term debt payments                                             (3,763)              (703)
Principal payments under capital lease obligations                  (1,488)              (927)
Preferred dividends paid                                            (1,842)
Purchase of preferred stock                                         (8,520)
Proceeds from sale of preferred shares                                                  2,000
Proceeds from the sale of common stock                                                    225
Payment of stock registration rights                                                      (20)
                                                                   ----------------------------
Net cash provided by financing activities                            4,169                 90
                                                                   ----------------------------

Net increase (decrease) in cash                                     (3,711)             1,713
Cash at beginning of period                                          4,947                 94
                                                                   ----------------------------
Cash at end of period                                              $ 1,236            $ 1,807
                                                                   ============================

See accompanying notes.

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Nine months ended September 30, 1997:

1. The Company issued 100,000 Series L Preferred Shares convertible into 1,500,000 Common Shares.
2. The Company issued 810,797 Common Shares pursuant to the conversion of 78,750 Series G Preferred Shares.
3. The Company issued 1,500,000 Common Shares pursuant to the conversion of 100,000 Series L Preferred Shares.
4. The Company issued 94,369 Common Shares for the acquisition of pay telephones.
5. The Company issued 526,168 Common Shares pursuant to agreement with Teleplus, Inc.
6. The Company issued 3,341,326 Common Shares pursuant to the conversion of $500 of debt plus accrued interest thereon.
7. The Company issued 155,000 Common Shares pursuant to the exercise of 155,000 warrants.
8. The Company issued 24,500 Common Shares pursuant to the 1996 Restricted Stock Grant Plan.
9. The Company issued 724,500 Common Shares pursuant to the conversion of Series B Preferred Shares.
10.  Interest of approximately $2,857 was paid.
11.  Income taxes of approximately $674 were paid.

Nine months ended September 30, 1996:

1. In January 1996, the holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.
2.   Interest of approximately $1,601 was paid.
3.   Income taxes of approximately $244 were paid.
4. Capital lease obligations incurred to acquire property and equipment were approximately $1,548.
5. The Company issued 4,099,086 Common Shares upon acquisition of Capital Network System, Inc.
6. The Company issued 550,725 Common Shares upon acquisition of National Business Exchange, Inc.
7. The Company holds 1,052,336 issuable Common Shares for the acquisition of the Teleplus, Inc. Dealer Agreement.
8. The Company issued 44,643 Common Shares pursuant to the conversion of $150 of debt plus accrued interest thereon.
9. The Company issued 54,340 Common Shares for the acquisition of pay telephones.

                                   AMNEX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997; results of operations for the three and nine months ended September 30, 1997 and 1996; cash flows for the nine months ended September 30, 1997 and 1996; and changes in shareholders' equity for the nine months ended September 30, 1997. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet has been derived from AMNEX's audited financial statements as of that date. Certain prior year amounts were reclassified to conform with the current period presentation.

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

3.   Related Party Transactions

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

AMNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


     of the Company which automatically converted in May 1997 into an aggregate of 1,500,000 Common Shares (the "Conversion Shares") upon the filing of a Certificate of Amendment to the Certificate of Incorporation of the Company pursuant to which the number of Common Shares authorized for issuance was increased from 40,000,000 to 70,000,000; (ii) Mr. Galesi was issued a warrant which entitles him to purchase 1,500,000 Common Shares (the "Warrant Shares") at an exercise price of $3.03 per share (subject to reduction to zero in the event, during any continuous six month period commencing with January 1, 1997 and ending on December 31, 1999, the consolidated revenues from operations of ECI are at least $12,500,000);
     (iii) Mr. Galesi was granted certain registration rights under the Securities Act with regard to the Conversion Shares and Warrant Shares;
     (iv) Peter M. Izzo, Jr., then Chief Executive Officer of the Company, was elected a Director of ECI; (v) Mr. Galesi was elected a Director of the Company; (vi) Mr. Galesi agreed that he would utilize ECI as his sole vehicle with regard to the conduct of international telecommunications business; (vii) Mr. Galesi agreed to a two year lock-up with regard to any securities acquired from the Company pursuant to the transaction; and
     (viii) Mr. Galesi granted the Company certain "tag along" rights with regard to the sale of the ECI capital stock acquired.

     The Company's 10% investment in ECI is accounted for on the cost method and the value of the investment has been based on a preliminary estimate of the fair value of the Series L Preferred Shares and warrant issued, based upon the market prices of AMNEX's stock at the date of issuance, less a discount, and using the Black- Scholes model to value the warrant.

     In connection with the Friedli Client Repurchases, (see Convertible Subordinated Notes footnote), pursuant to a Note Purchase Agreement dated as of June 10, 1997, Mr. Galesi acquired from certain clients of Friedli Corporate Finance AG certain convertible promissory notes of the Company in the aggregate principal amount of $404,000 for an aggregate purchase price of $3,863,000, and, pursuant to the terms of the acquired notes, converted the principal amounts thereof, together with accrued interest thereon of approximately $139,000, into 2,717,326 Common Shares. The Common Shares acquired by Mr. Galesi are subject to a one year lock-up agreement with the initial purchaser of the Convertible Subordinated Notes.

     On June 3, 1997, the Company borrowed $2,000,000 for working capital purposes from an irrevocable trust established by Mr. Galesi. The promissory note evidencing the loan provided for interest at the rate of 10% per annum and the payment of the principal amount thereof within 15 days following receipt of demand for payment. The Company's repayment obligation was secured by a security interest in certain accounts receivable of certain of its subsidiaries. This note was repaid in September 1997 with the proceeds of a $5,000,000 revolving line of credit obtained on September 10, 1997 from the CIT Group/Credit Finance, Inc.

     On September 18, 1997, the Company borrowed $500,000 for working capital purposes from Rotterdam Ventures, Inc. ("Rotterdam"), a company wholly owned by Mr. Galesi. The note evidencing the loan (the "$500,000 Note") provides for interest at the rate of 10% per annum and the payment of the principal amount thereof on September 18, 1998. Payment of the $500,000
     Note is secured by a security interest in certain payphones owned by one of the Company's subsidiaries.

     On September 30, 1997, the Company borrowed an additional $800,000 from Rotterdam for use in satisfying a portion of certain claims against the Company by National Telecom USA, Inc. ("National"). The note evidencing the loan is unsecured and provides for interest at the rate of 6% per annum and the payment of the principal amount thereof on September 30, 1998.

AMNEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)


     In October 1997 the Company borrowed $900,000 for working capital purposes from Rotterdam under an unsecured demand promissory note which bears interest at the rate of 10% per annum.

4.   Convertible Subordinated Notes

     On September 30, 1997, the Company issued 8 1/2% Convertible Subordinated Notes due 2002 (the "Notes") in the aggregate principal amount of $15,000,000. The issuance was made to certain institutional investors in the United States and certain investors outside the United States. The Notes will be convertible, at the option of the holder, into common shares, after December 29, 1997 at a conversion price of $2.7844 per share. The securities offered were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The Company has agreed to grant certain registration rights with respect to the resale of the Notes and the underlying Common Shares. A substantial portion of the net proceeds of the offering was used to repurchase certain outstanding convertible promissory notes and preferred shares of the Company and to repay certain other debt of the Company, in each case held by clients of Friedli Corporate Finance AG (the "Friedli Client Repurchases").

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

          Three and Nine Months Ended September 30, 1997 Compared With
                 Three and Nine Months Ended September 30, 1996

Results of Operations

     For the three months ended September 30, 1997, the Company's operating loss totaled $5,354,000 with revenues of $31,358,000, compared to $2,006,000 in operating income with revenues of $37,430,000 in the prior year September quarter. The reduction in revenue in the third quarter of 1997 was primarily due to lower operator service revenue, partially offset by increased payphone revenues. The current quarter loss is primarily attributable to reduced revenue, increased network costs associated with international operator services revenue, a $2,158,000 write-off related to a joint venture investment and $1,310,000 in charges related to local exchange carriers and customer receivables, and a $1,315,000 provision established for dial around compensation (see Regulatory Developments section following).

     For the nine month period ended September 30, 1997, the Company had an operating loss of $5,130,000 with revenues of $93,707,000 versus operating income of $4,104,000 with revenues of $88,188,000 for the comparable period in 1996. In addition to the effect of the third quarter costs and charges noted above, the 1997 nine month period includes a $1,400,000 restructuring charge recorded in the first quarter of 1997. This charge related to the Company's plan, which is substantially complete, to close certain of its facilities and eliminate redundant functions. The benefits expected by the Company from this restructuring are reduced costs in subsequent quarters. The nine month 1996 results include a $1,500,000 gain from the sale of certain assets related to the validation and fraud management of the Company's operator services revenue base.

     The table below sets forth the Company's revenues by product line.

                                        Three months ended                 Nine months ended
                                          September 30,                      September 30,
                                    1997               1996            1997               1996
                                    -----------------------------------------------------------
                                         (in thousands)                     (in thousands)

Domestic operator services          $17,022          $25,286          $49,662          $66,993

International operator services       4,569            6,524           18,124            6,524

Long distance services                1,928            2,659            5,861            6,503

1+ Coin services                      2,132            1,582            5,583            2,917

Payphone ownership and operation      5,901            1,520           15,071            4,084

PBX program services                    509              620            1,341            1,307

Billing services                      1,020              -0-            2,324              -0-
                                    ---------       -----------      ---------        ---------
                                     33,081           38,191           97,966           88,328

Other revenue                                                                            1,500

Intercompany                         (1,723)            (761)          (4,259)          (1,640)
                                    ----------      -----------      ----------       ---------

                                    $31,358          $37,430          $93,707          $88,188
                                    ==========      ===========      ==========       =========

     The decrease in domestic and international operator services revenue is principally attributable to increased dial around usage and a reduction in the number of phones under contract. The Company recognized that such services will not contribute to the growth of the Company and, therefore, has made strategic acquisitions in 1996 and 1997 related to the payphone and billing businesses.

     Cost of sales and services increased to 90% of revenue for the three months ended September 30, 1997 versus 81% for the same period last year, and increased to 84% of revenue for the nine months ended September 30, 1997 versus 80% for the 1996 period. The increase is primarily attributable to increased network and billing-related costs associated with traffic in Mexico related to international telecommunications services. This was partially offset by a reduction in commissions expense, which is considerably less in the international business than the domestic business.

     Selling, general and administrative expenses, exclusive of the joint venture investment write-off of $2,158,000 and provision for dial around compensation of $1,315,000 represented 8% of revenues for both the September 1997 and 1996 quarters, and, for the nine month period, represented 9% in 1997 versus 10% in 1996.

     Interest expense increased from $869,000 in the third quarter of 1996 to $1,131,000 for the current quarter and from $1,973,000 to $2,823,000 for the year to date due to increased borrowings primarily related to CNSI and payphone acquisitions during the later part of 1996.

Liquidity and Capital Resources

     The Company had a working capital deficiency of $15,091,000 at September 30, 1997 versus a $4,994,000 deficiency at December 31, 1996. The increase is primarily due to increased borrowings and operating losses. The Company is currently pursuing alternate and additional financing from several different sources and believes additional financing will be obtained to meet its current and future obligations.

     The Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21,000,000 are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. At September 30, 1997, the amount due under this agreement was $11,965,000. The lending agreement extends through February 2000.

     On September 10, 1997, the Company obtained a $5,000,000 revolving line of credit from The CIT Group/Credit Finance, Inc. (the "Line of Credit"). The Line of Credit provides for borrowings based on a percentage of eligible receivables (between 50% and 85%) and interest at a rate equal to the prime rate plus 1% per annum. Repayment of the Line of Credit is secured by certain trade receivables and other assets. Any future drawdowns against the Line of Credit are dependent upon an increase in eligible receivables. The amount outstanding under this line of credit was $2,501,000 at September 30, 1997.

Regulatory Developments

     Provision for Dial-Around Compensation: On September 20, 1996, the Federal Communications Commission (the "FCC") adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 ("Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

     In addition, the 1997 Payphone Order tentatively concluded that the same $0.284 per call rate adopted on a going-forward basis should also govern compensation obligations during the period from November 7, 1996 through October 6, 1997, and that PSPs are entitled to compensation for all access code and subscriber 800 calls during this period. The FCC stated that the manner in which the payment obligation of the IXCs for the period from November 7, 1996 through October 6, 1997 will be allocated among the IXCs will be addressed in a subsequent order.

     Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company has adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996 through September 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the third quarter for reduced dial-around compensation is approximately $1,315,000.

     The Company's Counsel, Morrison & Foerster, LLP, is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996 through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period from November 7, 1996 through October 7, 1997 is $37.20 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $37.20 per payphone per month. While the amount of $0.284 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.284 per call. In a letter to the FCC dated August 15, 1997, AT&T stated its intention to make dial-around payments to PSPs based on its imputed rate of $0.12 per call until the FCC issues a new order setting the level of fair compensation.

Claims and Contingencies

     On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum of $25,000,000, and attorneys' fees. The Company filed a motion to dismiss or in the alternative to stay. The Company believes that the claims of D. Faye Manghir are without merit and that it will ultimately prevail, resulting in dismissal of the suit or referral to arbitration.

     Pursuant to the terms of the February 28, 1997 Renewal Agreement, as of June 30, 1997, approximately $1,500,000 was due and owing to National. In addition, as of such date, approximately an additional $370,000 was owed but not yet payable to National. On September 25, 1997, National and its affiliates, Keystone Corporation, Coastal Telecom Payphone Company, Inc., BEK Tel., Inc., Garden State Telephone Installation & Service Co., Inc., National Telecom
Hospitality USA and Brian E. King filed suit against the Company and its subsidiaries, American Network Exchange, Inc., Crescent Public Communications Inc. and American Hotel Exchange, Inc. alleging breaches of various contracts, negligence, misappropriation of trade secrets, conversion of various assets, fraud, negligent misrepresentations and promissory estoppel, and seeking rescission of certain claims, specific performance of other claims, damages in the amount of $6,300,000, punitive damages and attorney's fees.

     On September 30, 1997, the Company and National reached an agreement as to a settlement of certain of the above claims as they relate to the National Renewal Agreement. Pursuant to this agreement, on September 30, 1997, the Company paid National $1,000,000 in cash and delivered a note in the principal amount of $840,000 (the "National Note"), representing the remaining balance of the amounts referred to above and certain other amounts due to National. The National Note provides for interest at the rate of 12% per annum and will mature in four months.

     The other items raised in the lawsuit remain unresolved and the Company has filed a motion to dismiss and compel arbitration or, in the alternative, to stay pending arbitration. The Company believes the unsettled claims are without merit and intends to vigorously defend the lawsuit. However, there can be no assurance that the Company will prevail in the litigation.

     In connection with the Company's June 1996 CNSI acquisition, CNSI issued a promissory note in favor of Robert A. Rowland (the "Rowland Note"), a principal shareholder of the Company, in the principal amount of $1,197,700 payable on July 31, 1997, with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company and CNSI in the District Court of Travis County, Texas. Mr. Rowland asserts several causes of action against the Company including enforcement of an alleged settlement agreement regarding indemnification claims, and seeks damages in the amount of the principal and interest due under the Rowland Note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI relate to monies allegedly due under a consulting agreement, and damages claimed include attorneys' fees. On August 11, 1997, the Company received a letter from counsel to Mr. Rowland which demanded that the Board of Directors conduct an investigation into certain matters, specifically
(i) the propriety of certain transactions with Mr. Galesi and (ii) possible mismanagement of the Company, particularly in regard to CNSI's business in Mexico. Counsel to Mr. Rowland demanded that suit be brought against any officer or Director of the Company for wrongdoing, fraud, breach of fiduciary duty, self dealing, gross mismanagement or under any other theory of liability and further stated that if his demand is refused, Mr. Rowland will take appropriate action, including possibly a shareholder's derivative action. On August 29, 1997, the Company advised counsel to Mr. Rowland that the outside Directors of the Company have been requested to investigate the assertions made.

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

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

     On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum of $25,000,000, and attorneys' fees. The Company filed a motion to dismiss or in the alternative to stay. The Company believes that the claims of D. Faye Manghir are without merit and that it will ultimately prevail, resulting in dismissal of the suit or referral to arbitration.

     Pursuant to the terms of the National Renewal Agreement, as of June 30, 1997, approximately $1,500,000 was due and owing to National. In addition, as of such date, approximately an additional $370,000 was owed but not yet payable to National. On September 25, 1997, National and its affiliates Keystone
Corporation, Coastal Telecom Payphone Company, Inc., BEK Tel., Inc., Garden State Telephone Installation & Service Co., Inc., National Telecom Hospitality USA and Brian E. King filed suit against the Company and its subsidiaries, American Network Exchange, Inc., Crescent Public Communications Inc. and American Hotel Exchange, Inc. alleging breaches of various contracts, negligence, misappropriation of trade secrets, conversion of various assets, fraud, negligent misrepresentations and promissory estoppel, and seeking rescission of certain claims, specific performance of other claims, damages in the amount of $6,300,000, punitive damages and attorney's fees.

     The Company and National have reached an agreement as to a settlement of certain of the above claims as they relate to the National Renewal Agreement. Pursuant to this agreement, on September 30, 1997, the Company paid to National $1,000,000 in cash and delivered a note in the principal amount of $840,000 (the "National Note"), representing the remaining balance of the amounts referred to above and certain other amounts due to National. The National Note provides for interest at the rate of 12% per annum and will mature in four months.

     The other items raised in the lawsuit remain unresolved and the Company has filed a motion to dismiss and compel arbitration or, in the alternative, to stay pending arbitration. The Company believes the unsettled claims are without merit and intends to vigorously defend the lawsuit. However, there can be no assurance that the Company will prevail in the litigation.

     In connection with the Company's June 1996 CNSI acquisition, CNSI issued a promissory note in favor of Robert A. Rowland (the "Rowland Note"), a principal shareholder of the Company, in the principal amount of $1,197,700 payable on July 31, 1997, with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company and CNSI in the District Court of Travis County, Texas. Mr. Rowland asserts several causes of action against the Company including enforcement of an alleged settlement agreement regarding indemnification claims, and seeks damages in the amount of the principal and interest due under the Rowland Note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI relate to monies allegedly due under a consulting agreement, and damages claimed include attorneys' fees. On August 11, 1997, the Company received a letter from counsel to Mr. Rowland which demanded that the Board of Directors conduct an investigation into certain matters, specifically
(i) the propriety of certain transactions with Mr. Galesi and (ii) possible mismanagement of the Company, particularly in regard to CNSI's business in Mexico. Counsel to Mr. Rowland demanded that suit be brought against any officer or Director of the Company for wrongdoing, fraud, breach of fiduciary duty, self dealing, gross mismanagement or under any other theory of liability and further stated that if his demand is refused, Mr. Rowland will take appropriate action, including possibly a shareholder's derivative action. On August 29, 1997, the Company advised counsel to Mr. Rowland that the outside Directors of the Company have been directed to investigate the assertions made.

Item 2. Changes in Securities.

     (a)  None.

     (b)  None.

     (c) During the quarter ended September 30, 1997, the Company issued or sold the following equity securities other than in transactions registered under the Securities Act:

          (i) On September 30, 1997, the Company issued 8.5% convertible subordinated notes in the aggregate principal amount of $15,000,000. The Notes will be convertible, at the option of the holder, into Common Shares after December 29, 1997 at a conversion price of $2.7844 per share. The notes were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as a transaction by an issuer not involving any public offering. In connection with the issuance of the notes, the Company also issued warrants to the initial purchaser thereof and the international sales agent for the purchase of up to 96,250 and 65,365 Common Shares, respectively, at an exercise price of $2.7844 per share. Such warrants were issued pursuant to the exemption provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

          (ii) Effective September 30, 1997, the Company issued 892,151 Common Shares to Francesco Galesi upon the conversion of certain notes of the Company other than in transactions registered under the Securities Act. The Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as such Common Shares were exchanged by the company with its existing security holder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

Item 3. Defaults Upon Senior Securities.

     (a)  None.

     (b)  None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          3.1  Restated Certificate of Incorporation, as amended(1).

          3.2  By-Laws, as amended(2).

          4 Indenture, dated September 29, 1997, between the Company and Marine Midland Bank, as trustee.

          10.1 Purchase Agreement, dated September 11, 1997, between the Company and HSBC Securities, Inc.

          10.2 Registration Rights Agreement, dated September 29, 1997, between the Company and HSBC Securities, Inc.

          10.3 Warrant Agreement, dated September 29, 1997, between the Company and HSBC Securities, Inc.

          10.4 Loan and Security Agreement, dated September 10, 1997, between the Company and The CIT Group/Credit Finance, Inc.

          10.5 Secured Promissory Note, dated September 18, 1997, in the principal amount of $500,000, issued by the Company to Rotterdam Ventures, Inc.

          10.6 Unsecured Promissory Note, dated September 30, 1997, in the principal amount of $800,000, issued by the Company to Rotterdam Ventures, Inc.

          11   Statements Regarding Computation of Per Share Earnings.

          27   Financial  Data Schedule.

  -------------

Note 1 Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-17158) and incorporated herein by reference.

Note 2 Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-17158) and incorporated herein by reference.

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1997, two Current Reports on Form 8-K filed by the Company are as follows:

          (i) Date of Report:   June 18, 1997
              Item Reported:    5

          (ii) Date of Report:  July 30, 1997
               Item Reported:   5

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMNEX, INC.


November 19, 1997                        By:/s/ Alan J. Rossi
                                            --------------------
                                            Alan J. Rossi
                                            Chairman of the Board
                                            and Chief Executive Officer

November 19, 1997                        By:/s/ Cynthia I. Terrell
                                            -------------------------
                                            Cynthia I. Terrell
                                            Chief Financial Officer