Form 10-K
period 1997-12-31
AMNEX INC
filed 1998-03-31
CIK 793526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
         (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended              December 31, 1997
                                  ----------------------------------------------

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ---------------    ---------------------
            Commission file number          0-17158
                                  ----------------------------------------------

                                 AMNEX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New York                                           11-2790221
--------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S Employer
  incorporation or organization)                        Identification No.)

145 Huguenot Street, New Rochelle, New York                10801
------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number    914-235-1003
                              ----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
            None
     -------------------              -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to

Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $72,765,000 as of March 24, 1998

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes    No  .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 41,760,558 shares outstanding as of March 27, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


                        FORWARD-LOOKING STATEMENT NOTICE

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Item 1.           BUSINESS


General

         AMNEX, Inc. and its consolidated subsidiaries collectively, the "Company", is an integrated payphone and operator services telecommunications company, serving both United States and international markets which also provides billing services primarily for unaffiliated third-party telecommunications service providers. The Company is a New York corporation which was organized on March 15, 1985. Its principal executive offices are located at 145 Huguenot Street, New Rochelle, New York.

         In June 1996, AMNEX acquired all of the outstanding stock of Capital Network System, Inc. ("CNSI"), a company primarily engaged in the provision of operator services to, among others, United States and Canadian tourists traveling in the Caribbean and Mexico. CNSI was also engaged in the provision of operator services in the United States where, prior to its acquisition, it competed directly with AMNEX's domestic telecommunications subsidiary, American Network Exchange, Inc. ("ANEI"). In 1997, the domestic operations of CNSI were absorbed into ANEI.

         In September 1996, AMNEX acquired 80% of the outstanding stock of National Business Exchange, Inc., now known as National Billing Exchange ("NBE"), which provides various billing services to telecommunications companies, including the ability to place billing transactions on the local telephone company bill page.

         Since November 1996, AMNEX's wholly-owned subsidiary, Crescent Public Communications Inc. ("Crescent"), has acquired payphones in the New Jersey and New York Metropolitan areas. In addition, in March 1997, Crescent, through its 80%-owned subsidiary, Sun

Tel North America, Inc., acquired payphones of Sun Tel, Inc. located in
Florida. Most recently, in January 1998, Crescent purchased 900 payphones in the New York Metropolitan area.

         In January 1997, AMNEX acquired a minority equity position in Elektra Communication, Inc. ("ECI"), formerly Galesi Telecom International, Inc., a privately-owned telecommunications holding company with operations in Sweden. See Item 13(a) hereof.

Industry Overview

         The long distance transmission and operator service provider industries evolved principally as a result of the new competitive opportunities created by the court-ordered divestiture by AT&T of its local Bell operating companies (the "RBOCs"). The Telecommunications Act of 1996 (the "Telecommunications Act") further accelerated the development of local and long distance competition. See "Government Regulation."

         In 1981, AT&T removed the tariff restrictions that had prohibited resale and sharing of message telecommunications service and wide area telephone service. This led to an increase in the number of new entrants into the long distance telecommunications business, primarily as resellers. In 1982, the Department of Justice ("DOJ") and AT&T agreed to the terms of the Modification of Final Judgement ("MFJ") under which AT&T divested itself of all of the RBOCs. As part of the divesture, the RBOCs were organized into seven companies, each serving its own geographically distinct region.

         At divestiture of the RBOCs, the United States was divided into 197 Local Access Transport Areas ("LATAs"). AT&T was given the right to handle service between the LATAs ("interLATA service") and was permitted to handle within LATA ("intraLATA") long distance service where allowed by the applicable public services or utilities commissions of the various states (each a "PUC"). Conversely, the RBOCs were given the right to handle intraLATA service, but were prohibited from the interLATA market. This differentiation was substantially modified by the Telecommunications Act.

         The MFJ also required the RBOCs to provide all domestic long distance carriers or interexchange carriers ("IXCs") with access to their local telephone exchange facilities which is "equal in type, quality and price" to that provided to AT&T. This was accomplished through the filing of access tariffs at the FCC and at the PUCs. Under these access tariffs, all IXCs, including AT&T, pay charges to the local exchange carriers ("LECs") for access to local telephone lines at both the originating and terminating ends of all long distance calls. Access charges represent the single largest component of most IXCs' cost of service. The RBOCs, and subsequently all other LECs, also were required to conduct a presubscription process which allowed business and residential consumers to select their IXC. The Telecommunications Act continues these equal access obligations.

         A June 1984 decision of the FCC permitted private (non-LEC) ownership and operation of payphones. This decision ended the 100 year monopoly of the LECs in this area, and permitted the development of the independent payphone ("IPP") industry. LECs were required to provide dial- tone connections for private payphones and, subsequently, blocking and screening services intended to deter fraudulent usage of private payphones. However, public access line charges imposed by LECs on private payphone owners were thought to give LEC-owned payphones a cost advantage over private payphones. As a result of the passage of the Telecommunications Act in 1996 and its nondiscrimination provisions, the IPP industry is expected to achieve parity in cost structure with LEC-owned payphones.

         An October 1988 federal district court for the District of Columbia (the "District Court") ruling required the RBOCs, and subsequently the GTE Corporation operating companies (the GTOCs), to conduct a separate presubscription process for the payphones they owned. Since such phones are owned by RBOCs and GTOCs, the District Court determined that the owner of the site on which the payphones were located rather than the RBOC or GTOC owner should select the IXC. Several other LECs have voluntarily introduced similar programs. The Telecommunications Act provides for the continued participation of the Site Owner in the IXC selection process.

         In May 1990, the District Court required the RBOCs to provide equal access for long distance calls paid for by coins deposited in RBOC-owned payphones. To this end, the RBOCs were directed to file equal access plans with the DOJ. Under the terms of the equal access plans filed with the DOJ by the RBOCs, the automatic routing of these calls to AT&T was permitted to continue, but only until the presubscribed IXC designated either itself or another IXC to handle the traffic.

         Equally significant, the Telecommunications Act, as well as recent actions on both the federal and state levels, will eventually open up the market for local services, and to the extent not already mandated, the intraLATA toll market, to full competition. As a result of the Telecommunications Act, all states are required to adopt rules permitting local competition and defining how the LECs are to open up their networks to competitors.

The Company's Businesses

The Company is organized into NBE (the "Billing Company") and three operating groups: Public Communications, Carrier Services and International. The revenues generated from the Company's operations are as follows:

                                                              Year Ended December 31

                                                        1997              1996             1995
                                                        ----              ----             ----
                                                                    (in thousands)
Public Communications Group
         Private payphones                           $   15,632         $     6,642      $    1,403
         Integrated services                                246                 245             152

Carrier Services Group
         Domestic operator services                       60,916             83,687          98,644
         1+ Coin services                                  7,219              4,218             229
         Long distance services                            7,647              9,200           5,462

International Group                                       20,788             11,116              --

Billing                                                    3,607                534              --

Other Revenue                                                443              1,500              --
                                                     ----------------------------------------------
Total Revenue                                        $   116,498        $   117,142     $   105,890
                                                     ==============================================


Public Communications Group

         The Public Communications Group (i) owns and operates private pay telephones ("payphones") in the United States and (ii) provides an integrated solution of long distance services and branch exchange ("PBX") systems to the hospitality market in the United States (i.e., hotels and motels).

Private Payphones

         The Company obtains contracts, either through acquisitions or internal growth, from site owners to install and operate private payphones. The private payphones are installed in properties where significant demand exists for private payphone services, such as at educational institutions, airports, shopping malls, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, at no cost to the site owner. The Company then services and collects money from these private payphones and pays the site owner a share of the private payphone's revenues. In addition to the coin revenue generated from the payphones, the Company receives compensation from providers of long distance services for "dial around" calls. Dial around is a term used to describe calls placed from payphones that bypass the IXC presubscribed to that payphone. See "Government Regulation".

         During the past two years the Company has expanded its private payphone base in the Northeast and Southeast U.S. regions through acquisitions. In addition to growth through acquisitions, the Company's sales force regularly identifies and evaluates new private payphone sites.

         As of December 31, 1997, the Company owned and operated 7,901 installed private payphones in New York, New Jersey, Pennsylvania and Florida. As a domestic IXC services provider, the Carrier Services Group becomes the presubscribed IXC for the Company's payphones, thereby generating incremental revenue.

Integrated Services

         The Company provides and maintains PBX systems in hotels and motels in consideration for the exclusive right to provide the hospitality site's telecommunications services, including payphones and IXC services.

         The Company markets its services primarily to small and medium-sized hotels (20 to 120 rooms). The domestic PBX systems are in place at hotel and motel properties in New York, New Jersey, Florida, Colorado and California. The Company has exclusive contracts with each hospitality site owner, the original terms of which are five or ten years.

Carrier Services Group


         Carrier Services provides long distance telecommunications services. As an IXC, the Company provides operator-assisted services, direct dial long distance ("direct dial") services and calling card services to its customers, who are typically other operators. The Company's network consists of Company-owned switches in Orlando, Florida and New York City, and leased transmission facilities throughout the United States. As an operator services provider ("OSP"), the Carrier Services Group services the private payphone, LEC-owned payphone and hospitality markets.

         The Carrier Services Group also provides long distance coin call services ("1+ Coin") for calls made on local exchange carrier-owned payphones.

Domestic Operator Services

         The Company provides operator-assisted services for private payphones, LEC-owned payphones and hospitality sites. The Company's operator services are accessed when calls requiring operator assistance are placed from a phone connected to its network. The services use live or automated operators to receive, validate and complete calls. The Company processes collect, third-party, person-to-person and calling card calls.

         The Company owns and operates its own operator center in Orlando, Florida. The Company provides live and automated operator services 24 hours per day, 365 days per year.

         The Company uses its own transmissions facilities whenever possible to reduce costs and processes all of its operator calls through one of its two switches. The calls access the Company's switches via either call processing equipment installed at the site owner's locations or at LEC central offices. The equipment is programmed to recognize calls requiring operator assistance and to route the calls to the Company's network by dialing the Company's primary interexchange carrier code. The Company validates the calling card, credit card or telephone number to be billed and then processes the call over its network.

         The Company believes customer churn is common in the domestic operator services industry due to increased competition. Furthermore, increased dial around trends have resulted in fewer operator-assisted calls primarily at the Company's private and LEC-owned payphone bases. Consequently, in 1995, the Company made a strategic decision to reduce its dependence on revenues generated by domestic operator services by expanding its private payphone base, providing 1+ Coin services, providing operator services to other telecommunications carriers and entering the billing and collections market through its purchase of NBE. More recently the Company has taken steps to increase its market share of the operator services market by offering its services, as a subcontractor, to other carriers who no longer wish to be engaged in operator services activities but need to provide these services to their customers.

1+ Coin Services


         1+ Coin services long distance coin calls placed at LEC-owned coin operated payphones. The Company markets the service to IXCs that are presubscribed carriers at such payphones and to the LECs. Pricing and coin controls are performed remotely by the Company. Records for completed calls are forwarded by the Company to the appropriate LEC for payment. The LEC subsequently collects the coins from its payphones and remits payment to the Company within 30 to 60 days depending on the agreement with the relevant LEC.

Long Distance Services

         The Company's direct dial services include both flat-rated and mileage sensitive rate plans. The Company's 800 service allows its customers to offer inbound toll free calling to their own customers. The Company's product offerings are competitively priced, with higher volume and long-term contract customers receiving greater discounts. As a direct dial services provider, the Company solicits private payphone owners and hospitality sites, and competes with providers such as AT&T, MCI, Sprint and a number of regional carriers.

Revenues; Billing Arrangements

         Revenues of the Carrier Services Group for domestic services consist of flat fees for the use of its operator services and per minute of usage charges for the use of its network services. Operating expenses include the commissions payable to agents, IPPs, and site owners, the transmission charges of the LECs and IXCs, validation, billing and collection charges and operator costs.

         The Carrier Services Group currently contracts with unaffiliated third party billing clearinghouses to perform billing on its behalf. See "NBE". The Company calculates charges for calls carried over its network and forwards the call records to the billing clearinghouses. The records are then processed and forwarded to the appropriate billing LEC. The billing LECs collect the amount due from the end user and remit payment to the billing clearinghouses, which, in turn, remit payment to the Company. These payments are net of billing and collection fees charged by LECs, as well as provision for uncollectible accounts and a per transaction fee for the billing clearinghouse's services.

         The Company employs a combination of in-house and outsourced billing services to bill and collect calls made by its 800, calling card and direct dial customers. The services are designed to bill customers with recurring monthly direct dial and calling card services.

Marketing and Customers

         Operator services are marketed in areas where the Company has established network facilities. The Company currently has originating access available in 32 states and the District of Columbia and has arranged to provide its services on a nationwide basis, by using other carriers to originate calls in areas where the Company does not have network facilities. Such standard practices in the telecommunications industry allow the Company to provide services where technologically and economically feasible and to otherwise resell the facilities of other IXCs.

         The Company markets its services through a nationwide network of independent sales agents and dealers with whom it has entered into contractual arrangements as well as through its own direct sales force. These arrangements with agents and dealers afford the agent or dealer the opportunity to receive commissions based on a percentage of revenues generated by the calls routed over the Company's network by the agent's or dealer's customers.

International Group

         International operations derive revenues from hospitality-based services primarily in Mexico.

         Mexico is one of the largest telecommunications partners of the United States. The Company maintains offices in a number of Mexico's most popular tourist sites. The Company resells, as an agent, direct dial domestic and international calls, provides hospitality-based operator services and owns and operates coinless payphones.

NBE

         NBE provides billing and collections services primarily for unaffiliated third-party telecommunications service providers. In 1997, the division implemented special service messaging ("SSM"), which allows fees and charges for services, including paging and internet access, to be billed on LEC telephone bills. SSM services are marketed directly to telecommunications and other service providers.

         The Company has begun moving the Carrier Services and International Groups' billing and collection from the unaffiliated third-party clearinghouses to NBE and will accelerate its efforts in 1998.

Switching Equipment and Network

         The Company is a facilities-based switched reseller, whose network includes company-owned switches located in Orlando and New York City and leased, dedicated transmission facilities. The interconnectivity of the network's switches ensure uniformity and a high grade of service. The Company has back-up systems which, in the event of a power outage or equipment malfunction, provide several layers of redundancy and route diversity to continue call processing. The Company believes that its network flexibility, and the low incremental cost to expand capacity, allow it to adequately service its customers throughout the country.

Seasonality

         The Company's revenues are subject to seasonal variations. Many of the payphones located in the Southeast produce higher call volumes in winter months than at other times during the year, while payphones located in the Northeast and Midwest produce their highest call volumes during the summer months.

Competition

Public Communications Group

         The Public Communications Group competes primarily with the LECs in its service territories in the identification of new sites for payphones. However, a number of other IPPs also market competitive services in the Company's current market areas. The Company believes that competition relates primarily to the quality of service provided and the commissions paid to the site owners.

Carrier Services Group

         The Company experiences domestic competition from AT&T, which dominates the long distance and operator service businesses, as well as from MCI, Sprint and numerous smaller carriers. AT&T and others currently provide long distance operator services on calls from RBOC and other LEC-owned payphones and have, and can be expected to retain, a significant share of this market.

         In addition, some IXCs, notably MCI and AT&T, have introduced specialized operator service products such as 1-800-COLLECT and 1-800-CALL-ATT which compete with the Company's domestic operator services offerings. The Company believes that these dial around services have had an adverse impact on its revenues. However, because the Public Communications Group is entitled to receive dial around compensation from the IXC on most of these calls, the Company's payphone operations receive revenue from these calls made on its payphones. See "Government Regulation".

         AT&T is the Company's only competitor in the provision of 1+ Coin services. Although other carriers are free to enter the 1+ Coin services. The Company does not anticipate that others will expend the capital and strategic resources necessary to enter this small niche market.

International

         There are currently hundreds of United States carriers terminating international traffic on a resale basis. Previously, operating agreements between facilities-based United States carriers such as AT&T, MCI, Sprint and WorldCom, and their international counterparts controlled both the flow of traffic and rates for the international telecommunications market. Parallel accounting rates and settlements were set by the FCC and international treaties in a monopoly environment which prevented both foreign and United States carriers from negotiating cost-based agreements. However, the international switched voice and data environment is changing rapidly. With the advent of competition in foreign countries and deregulation in certain countries, new foreign carriers have emerged. These carriers are seeking United States partners, such as the Company, that are capable of terminating United

States-bound traffic in a cost effective manner.

         Numerous companies currently compete with the Company in the Caribbean and Mexican hospitality industry, and major IXCs, such as MCI and AT&T, and several RBOCs are partners with companies which have received licenses to carry intra-Mexico traffic. As in the domestic market, these carriers have significantly greater resources than the Company and may exploit opportunities that would adversely affect the International Group's operating results.

NBE

         The telecommunications billing market is currently dominated by two major billing clearinghouses, BIC and OAN, that provide billing of direct dial, operator-assisted, and 900 services, but provide only limited billing for other telecommunications services such as paging and Internet services. The investments in infrastructure, LEC contracts and systems required to provide these services are high and have generally been a barrier to entry. With its multi-product platform, the Company believes that NBE is positioned to process current and future marketplace transactions in addition to addressing the needs of the SSM marketplace.

         While major companies such as AT&T, MCI and RBOCs are expected to provide most of their own billing services, the emerging competitive marketplace should provide opportunities for clearinghouses, such as NBE, that can offer state-of-the-art, customized billing and inquiry operations.

Government Regulation

Federal Regulation-Domestic Operations

         IXCs and OSPs, including the Company, are subject to the jurisdiction of the FCC under the Communications Act of 1934 (the "1934 Act") and the Telecommunications Act. Under the 1934 Act, IXCs and OSPs must charge just and reasonable rates and cannot engage in unreasonable practices or unreasonable discrimination. Commencing in 1983, the FCC substantially deregulated the interstate activities of IXCs other than AT&T. The Telecommunications Act, which was signed into law on February 8, 1996, continued this trend and gave the FCC new powers to deregulate the industry and open new markets.

         Telecommunications Act. The Telecommunications Act provides privately-owned payphones parity with the payphones operated by the RBOCs by prohibiting an RBOC from: (1) subsidizing its own payphone services with revenue from its local exchange services, and (2) discriminating between RBOC and privately-owned payphones. Additionally, the legislation broadens the scope of compensation payable to payphone providers by requiring that the FCC adopt rules providing compensation for all types of intrastate and interstate phone calls (excluding emergency and telecommunications relay service calls). The legislation also requires that compensation due be paid to all payphone providers, including LECs.


         The Telecommunications Act also allows RBOCs at some point in time to enter the interLATA market, and, although the site owner remains the ultimate decision maker with regard to selecting an interLATA carrier, the Telecommunications Act and implementing FCC regulations grant RBOCs the right to negotiate with the site owner regarding this issue. Some RBOCs are claiming the right to choose the interLATA carrier without site owner participation. Accordingly, when and how the RBOCs will provide interLATA service at their own payphones and its effect on the market has become an issue. However, the Telecommunications Act does not impair existing contracts relating to payphone services. This essentially prohibits RBOCs from providing interLATA services to site owners at least until the existing contracts with other OSPs and interLATA carriers expire.

         In connection with its rulemaking obligations under the Telecommunications Act, the FCC established a new rate and mechanism for dial around compensation. On September 20, 1996, the

FCC adopted rules in a docket entitled In the Matter of Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996. The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for subscriber 800 and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of subscriber 800 and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996 through October 6, 1997

         In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for subscriber 800 and access calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for subscriber 800 and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for subscriber 800 and access code calls. These new rule provisions were made effective as of October 7, 1997.

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

         The FCC also ordered states to ensure that payphone competition is promoted. Each state was required to examine and modify its regulations applicable to payphones and IPPs, removing, in particular, those rules that impose market entry or exit requirements. As a result of the FCC's actions, local call rates in many jurisdictions began to increase subsequent to October 6, 1997.

         The Telecommunications Act also opened the intraLATA market to full competition by prohibiting state or local requirements that preclude competitive entry of a telecommunications service provider into the local market and enabling RBOCs to enter interLATA markets, within and outside of their existing service regions. Before it is able to provide in-region services, the RBOC must overcome a number of legal and regulatory hurdles. An RBOC must fulfill the requirements of a competitive checklist for interconnection and demonstrate to the FCC that, in each state where it seeks to provide interLATA service, it has entered into one or more binding agreements, approved by the state, to provide interconnection to a competing facilities-based service provider serving both commercial and residential subscribers. Upon receipt of interLATA authority, the RBOC must provide interLATA services through a structurally separate affiliate for a period of at least three years from the time authority is granted.

         In August 1996, under the rulemaking mandate of the Telecommunications Act, the FCC adopted uniform, nationwide interconnection and associated pricing rules and required that competitors be allowed to purchase unbundled network service elements and combine them in any manner they choose in order to provide local exchange service. The FCC rules require that interconnection rates be based on total element long run incremental cost ("TELRIC"), a forward looking cost methodology that does not generally include the embedded costs associated with the monopoly service. In addition, the FCC adopted certain proxy rates, including resale discount rates, that states were required to apply in arbitration and interconnection proceedings in the event they were unable to, or chose not to, engage in the cost studies required by the TELRIC methodology.

         The FCC's order was appealed by various PUCs and LECs. On October 21, 1996, the FCC's pricing rules were stayed pending final decision of the court. However, the stay has had little practical negative effect on the economics of the local service market for new entrants. Despite the stay, most states and state arbitrators followed the FCC's preferred pricing methodology and adopted resale discounts comparable to the proxy rates announced by the FCC. The final decision of the appeals court was issued on July 18, 1997. The court struck down those portions of the rules it had previously stayed. It did not, however, rule on the constitutionality of the TELRIC methodology, stating only that the FCC could not impose that methodology on the states. The court also affirmed the FCC's authority to determine which services must be subject to resale discounts and upheld essentially all of the FCC's rules relating to the availability and purchase of the unbundled network elements necessary to provide local exchange service. In this regard, the court also rejected challenges to those portions of the FCC's rules which identified operations support systems, operator services and vertical switching features (among others) as required unbundled network elements.

Various petitions for review of the court's decision have been filed by IXCs and LECs. The company does not anticipate that the court's decision will impede or delay its plans to enter the local exchange market and provide local exchange telecommunications services.

         Other Applicable Regulations. The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") amended the 1934 Act by imposing a number of requirements on all IXCs that provide interstate operator services. These requirements include, among others, the right of the end user to select other IXCs. In 1992, the FCC advised Congress that in its opinion no further regulation of the operator service industry, including rate regulation, was necessary.

         Since 1992, the FCC has been considering the advantages and disadvantages of a new way of handling operator assisted calls placed from payphones, known as billed party preference ("BPP"). Under BPP, calls would be routed directly to an IXC chosen by the billed party and not through the presubscribed IXC. In October 1996, the FCC requested additional comment in this proceeding, this time seeking comment on a new proposal which would require all providers of operator services at payphones and hospitality sites to disclose orally, to the party to be billed, the rate for the call before connecting the call. Most industry commentors agreed that it was not technically feasible to disclose the specific rate for the call, but it was feasible to disclose availability of a rate quote and how to obtain one. This proposal is still pending.


         The Company believes the adoption of a disclosure mechanism along the lines proposed by the industry would not have an adverse impact on the overall profitability of its operator services product. However, there can be no assurances the FCC will not adopt specific disclosure requirements or rate cap levels which would adversely affect the volume or profitability of the Company's interstate operator services.

         In May 1997, the FCC completed a rulemaking proceeding that comprehensively revised the rate structure for, and pricing of, interstate access services. The FCC's decision generally relies on market forces to drive down access rates to competitive levels, but with a prescriptive back stop to regulate rates for services not subject to competition. The FCC also modified the access rate structure to move non-traffic sensitive costs from per minute to flat rate recovery. The Company believes that the per minute access charges now paid by it will be reduced.

         However, the FCC also changed the rate structure currently in place for tandem switched transport used by the Company and most other IXCs. The new structure will allow LECs to impose mileage charges based upon the actual routing of the call, instead of the direct distance between the end office and the IXC serving wire center; this will increase the cost of this access element. This rate structure is expected to adversely impact IXCs such as the Company who do not have the traffic volumes to justify direct trunking.

         Several LECs and IXCs have already filed for reconsideration or review of the FCC's decision including the change in transport rules and petitions for stay filed with the FCC have been denied. There can be no assurance that such efforts will be successful or that the FCC or the Court will not adopt other changes which will increase the Company's access costs.

         Federal Regulations require IPPs to offer unrestricted access from their payphones by unblocking all major forms of access to other OSPs. Additionally, IPPs must post certain consumer information at each payphone and promptly route all emergency calls. IPPs that fail to provide unrestricted access are not entitled to receive commissions due from OSPs.

Federal Regulation--International Operations

         Historically, the FCC has regulated international telecommunications services, requiring that carriers file tariffs and obtain certificates of public convenience and necessity in order to provide such service. In addition, United States carriers were required to comply with the FCC's International Settlements Policy ("ISP") which specified certain bilateral accounting rates. The ISP requires the equal division of accounting rates and prevents foreign carriers from discriminating among United States carriers.

         In December 1996, the FCC authorized United States carriers to propose methods to pay for terminating international calls other than by the traditional prescribed method of bilateral accounting rates. Subject to certain competitive safeguards, the FCC now permits carriers to enter into alternative pay arrangements with foreign carriers in countries (currently, only Canada, Sweden, New Zealand and the United Kingdom) that satisfy the FCC's equivalent competitive opportunities ("ECO") test. The FCC also allows certain arrangements in non-ECO countries where the United States carrier can demonstrate that the deviation will promote market-oriented pricing and competition, while precluding abuse of market power by the foreign carrier. The FCC's approach is intended to stimulate competition, allow United States carriers to respond more rapidly to changing conditions in the global telecommunications market, and reduce call termination costs.

         In late 1996, the FCC also proposed revisions to its existing accounting rate benchmark ranges intended to update the benchmarks to reflect recent technological improvements and their associated cost reductions and to recognize market structure changes. The FCC believes that, as long as accounting rates remain above costs, foreign countries will be reluctant to introduce competition. Accordingly, proposed revisions are intended to achieve rates which more closely reflect costs and reinforce the FCC's commitment to the development of global telecommunications services competition.

State Regulation

         Public Communications Group. New York, New Jersey, Florida and Pennsylvania, the states in which the Public Communications Group operates, currently regulate the provision of telephone service from private payphones. Such regulation includes quality of service standards, reporting requirements and rate caps for local and long distance calls made by depositing coins. IPPs are also subject to certain posting requirements relating to the provision of consumer information, including a number which can be called to obtain a refund for lost coins and to report an out-of-service condition.

         Carrier Services Group. The Company is authorized to provide intrastate interexchange telecommunications services on a resale basis in 45 states, most of which have or are in the process of implementing caps. In addition, virtually all states that regulate the provision of operator services have regulations similar to the federal regulations, with which providers must comply.

         The passage of the Telecommunications Act should open up new intrastate opportunities by forcing those states that currently prohibit the provision of intraLATA services or which have found the provision of competitive operator services not to be in the public interest to open up these markets. All states will be required to consider the introduction of competition for the provision of local exchange services.

Employees


         As of December 31, 1997, the Company had 344 full-time employees, none of whom are subject to a collective bargaining agreement.

Item 2.           PROPERTIES

         The Public Communication Group's general office and operations, are located in Lake Success, New York where the Company rents approximately 23,300 feet of space under a lease expiring in 2007.

         The Carrier Services Group's general office, data processing operations and Florida switch site are located in Orlando, Florida where it occupies approximately 19,000 square feet. The leases for the general office and data processing operations expire between 1998 and 1999; the lease for the switch site expires in 2003.

         The Florida operator center is located in Orlando, Florida where the Company occupies approximately 20,000 square feet of space pursuant to a lease which expires in 1998. In March 1998, the Company entered into a lease agreement under which the Company will lease 35,000 square feet at a new facility in Orlando. The Company will relocate its operator center and the Carrier Services Group's general office and data processing operations to this new facility in 1998.

         The New York switch site is located at 60 Hudson Street, New York, New York where the Company leases 10,700 square feet of space pursuant to a lease that expires in 2001. A substantial portion of this space is currently being subleased by the Company at market rates.

         NBE's operations are located in Austin, Texas, where the Company has rented approximately 21,500 square feet of space under a lease which expires in 2000.

         The Company believes that its premises are adequate to meet its needs.

Item 3.           LEGAL PROCEEDINGS

         On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum $25,000,000, and attorneys' fees. The Company filed a motion to dismiss or in the alternative to stay the proceeding pending arbitration and also a reply to the plaintiff's response. Plaintiff has proposed a settlement under which there would be a mutual release of all claims followed by a discontinuation of the suit. While the Company has decided to accept this offer, actual settlement has been impeded by the fact that plaintiff's counsel has withdrawn, and has not been replaced by new counsel.


         On September 25,1997, Brian King and his affiliates, National Telecom U.S.A., Inc., The Keystone Corporation, Coastal Telecom Payphone Company, Inc., BEK Tel, Inc., Garden State Telephone Installation & Service Co., Inc. and National Hospitality USA (collectively "National") filed suit against the Company and its subsidiaries, American Network Exchange, Inc. ("ANEI"), Crescent Public Communications Inc. ("Crescent") and American Hotel Exchange, Inc. alleging breaches of various contracts, negligence, misappropriation of trade secrets, conversion of various assets, fraud, negligent misrepresentations and promissory estoppel, and seeking rescission of certain claims, specific performance of other claims, damages in the amount of $6,300,000, punitive damages and attorneys' fees. On September 30, 1997, the Company and National reached an agreement of settlement of certain of the claims. Pursuant to this settlement, on September 30, 1997, the Company paid National $1,000,000 in cash and delivered a note in the principal amount of $840,000 for liabilities previously accrued. Thereafter, the Company filed a motion to dismiss and compel arbitration or, in the alternative, to stay pending arbitration and also a reply to plaintiffs' response. The motion to dismiss is now before the Court, which has stayed discovery pending its resolution.

         The plaintiffs also attempted to obtain a temporary restraining order
(TRO) and then a permanent injunction to stop the Company from (i) reducing temporarily their weekly payments to reflect accrued billing and related interest costs associated with their traffic and (ii) increasing the charge for the underlying unbundled services the Company provides for them. The TRO was denied after oral argument. To date, no decision has been made on the permanent injunction. Keystone Corp. has filed a demand for arbitration of the same claims that it already had asserted in New York State Supreme Court. The Company, which seeks arbitration of all claims brought by all plaintiffs, obtained a temporary restraining order prohibiting Keystone from continuing with arbitration pending a hearing on whether a separate arbitration, for Keystone alone, should be enjoined. The court recently ordered in connection with such hearing, that such arbitration be permitted to continue.

         In connection with the Company's June 1996 acquisition of CNSI, CNSI issued a promissory note in favor of Robert A. Rowland, a principal shareholder of the Company, in the principal amount of $1,197,700 payable on July 31, 1997 with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company. He asserts several causes of action against the Company, including enforcement of an alleged settlement agreement regarding indemnification claims, and seeks damages in the amount of the principal and interest due under the Rowland Note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI relate to monies allegedly due under a consulting agreement, and damages claimed include attorneys' fees. The Company is seeking appellate review of the denial of its motion to compel arbitration and plea to abate the action and has moved to amend its answer to assert an affirmative defense of fraud against Mr. Rowland. On February 13, 1998, the Court denied a motion for summary judgment by Mr. Rowland, and the case is now proceeding. Recently, counsel for Rowland has proposed that the parties mediate all of their disputes. The Company is considering this proposal, which would include both the claims in this case, and the claims in the case described immediately below.

         On March 23, 1998, the Company filed a complaint in federal district court in Manhattan, charging Robert Rowland with: (i) fraudulently inducing the Company to purchase CNSI, (ii) breaching the contract of sale with the Company for the purchase of CNSI, and (iii) violating Rule 10(b)5 in connection with the sale of CNSI's stock to the Company. The Complaint seeks $3.5 million in compensatory damages, as well as punitive damages and attorney's fees.

         On August 11, 1997, the Company received a letter from counsel to Mr. Rowland which demanded that the Board of Directors conduct an investigation into certain matters, specifically (i) the propriety of certain transactions with Mr. Galesi and (ii) possible mismanagement of the Company. Counsel to Mr. Rowland demanded that suit be brought against any officer or Director of the Company for wrongdoing, fraud, breach of fiduciary duty, self dealing, gross mismanagement or under any other theory of liability and further stated that if his demand is refused, Mr. Rowland will take appropriate action, including possibly a shareholder's derivative action. On August 29, 1997, the Company advised counsel to Mr. Rowland that the outside Directors of the Company have been requested to investigate the assertions made. Upon consideration of the matter, the Board of Directors has decided that Mr. Rowland's complaints are insufficiently specific to permit a useful investigation.

         The Company does not believe the aforementioned litigation will have a material impact on the financial statements of the Company.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

                  Market Information

                  AMNEX's Common Shares are traded in the Nasdaq SmallCap Market (Nasdaq Symbol: AMXI). The following table sets forth, for the periods indicated, the high and low bid prices for AMNEX's Common Shares, as reported by Nasdaq:

                                          High              Low
                                          ----              ---
         1996 Calendar Year
         ------------------
         First Quarter                   $4.31             $2.88
         Second Quarter                   4.12              3.25
         Third Quarter                    3.88              2.81

         Fourth Quarter                   3.63              2.56

                                          High              Low
                                          ----              ---
         1997 Calendar Year
         ------------------
         First Quarter                   $4.19             $2.56
         Second Quarter                   3.31              1.44
         Third Quarter                    3.00              2.00
         Fourth Quarter                   2.44               .84

         The above quotations represent interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

         Holders

         As of December 31, 1997, there were 1,039 holders of record of Common Shares of AMNEX.

         Dividends

         AMNEX has neither declared nor paid any dividends on its Common Shares since inception, and the Board of Directors of the Company (the "Board of Directors") does not contemplate the payment of dividends in the foreseeable future. Any decision as to the payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

         In September 1997, the Company repurchased all of the outstanding Series D, Series E and Series F Preferred Shares. In addition, at that time, all of the outstanding Series B Preferred Shares were converted into 724,500 Common Shares. In connection with these repurchases and the conversion, the Company paid all accrued and unpaid dividends, totaling $1,842,000.

         In December 1997, the Company issued 1,000 Series M Preferred Shares. The holders of the Series M Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at the rate of 5% of the Stated Value per annum. To date, no dividends have been paid to the holders of the Series M Preferred Shares.

         Recent Sales of Unregistered Securities

         During the quarter ended December 31, 1997, the Company issued or sold the following equity securities other than in transactions registered under the Securities Act of 1933, as amended (the "Securities Act"):


         (i) In September 1997, the Company issued 2,717,326 Common Shares to Francesco Galesi upon the conversion of certain notes the Company other than in transactions registered under the Securities Act. The Common Shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act as such Common Shares were exchanged by the company with its existing security holder and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

         (ii) In December 1997, the Company sold 1,000 Series M Preferred Shares to Pangaea Fund Ltd. ("Pangaea") at purchase price of $1,000 per share. The Series M Preferred Shares are convertible into Common Shares at a conversion price that is the lesser of (a) the average of the lowest five closing bid prices during the thirty trading day period before conversion notice is sent or
(b) $2.65. In consideration of the purchase of the Series M Preferred Shares, the Company issued to Pangaea and its designee five-year warrants for the purchase of 60,000 Common Shares at an exercise price of $2.65. Such Series M Preferred Shares and warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

         (iii) In October 1997, the Company issued 44,500 Common Shares to certain officers and directors of the Company. Such Common Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.           SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                                     Selected Financial Data
                                                      Year Ended December 31

                                     1997                1996               1995             1994          1993
                                     ----                ----               ----             ----          ----
                                                        (In thousands, except for share data)

Operating data:
Revenue                              $116,498        $117,142          $105,890         $108,737         $55,519
Net income (loss) (1)                 (13,310)         (4,248)            1,431              541              98
Net income (loss) available
for common

shareholders (2)                      (13,772)         (5,264)              888              250             (36)

Basic earnings (loss) per
common share                             (.45)           (.23)              .05              .02            (.01)

Diluted earnings (loss) per              (.45)           (.23)              .04              .02            (.01)
common share

Balance sheet data:

Total assets                           91,587          91,359            49,580           39,773          27,815
Working capital
(deficiency)                          (20,062)         (4,994)              531           (3,114)         (6,420)
Capital lease
obligations                             3,239           4,847             2,926              896             857
Total long-term
indebtedness                           26,545          16,198             6,302              767             642
Shareholders' equity                   18,558          33,320            20,392           12,870           6,477

(1) For the year ended December 31, 1996 includes $3,352,000 related to the write down of advances and receivables and $3,716,000 in charges related to the implementation of SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year ended December 31, 1996 compared with Year Ended December 31, 1995".

(2) Gives effect in the years ended December 31, 1997, 1996, 1995, 1994, and 1993 to $462,000, $616,000, $543,000, $291,000, and $134,000 in Preferred Share
dividend accruals. Also gives effect in the year ended December 31, 1996 to $400,000 in deemed dividends with respect to the Series G Preferred Shares.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Trends in the domestic operator services industry continue to show weakness due to increases in the number of consumers who use "dial around" services (the use of access numbers to reach their carrier of choice, rather than dialing "0+) and increasing competition associated with COCOT business (privately owned and operated pay telephones) and presubscription business (in which the Site Owner preselects the long-distance service provider).

         The Company recognized in 1995 that its COCOT and presubscription businesses would continue to decline and therefore began to shift its selling focus for domestic operator services to the LECs. In addition, the Company continued its efforts of developing and acquiring additional payphones and developing its billing, 1+ Coin and international operator services businesses in 1997 and expects to continue such efforts in 1998.

         As a result of the Company's efforts to develop alternate revenue sources and due to the decline in its domestic operator services business, revenue from businesses other than domestic operator services represent 47.7% of total revenue in 1997 versus 28.6% in 1996 and 6.8% in 1995.

         The table below sets forth the Company's revenues:

                                                                 Years Ended December 31

                                                        1997              1996             1995
                                                        ----              ----             ----
                                                                    (in thousands)
Public Communications Group
         Private payphones                           $  15,632         $    6,642       $    1,403
         Integrated services                               246                245              152

Carrier Services Group
         Domestic operator services                     60,916             83,687           98,644
         1+ Coin services                                7,219              4,218              229
         Long distance services                          7,647              9,200            5,462

International                                           20,788             11,116                -

Billing                                                  3,607                534                -

Other Revenue                                              443              1,500                -
                                                     ---------------------------------------------
Total Revenue                                        $ 116,498         $  117,142        $ 105,890
                                                     =============================================

Results of Operations

Year Ended December 1997 as compared with Year Ended December 1996

         The Company's revenues totaled $116,498,000 for the year ended December 31, 1997 compared to $117,142,000 for 1996, a decrease of less than 1%. The reduction in 1997 revenues is primarily attributable to lower domestic operator service revenue which was partially offset by increased payphone and international service revenue.

         Cost of sales, as a percentage of revenues, was 85.9% in 1997 as compared to 80.1% in 1996. The increase is attributable to increased network costs associated with international operator services revenue and increased credit and collection costs in both the domestic and international operator services businesses. The increase was partially offset by a reduction in commission expense associated with international operator services in Mexico, where commissions paid are considerably less than in the U.S..

         During the first quarter of 1997, the Company recorded a $1,400,000 restructuring charge. This charge related to the Company's plan, which is complete, to close certain of its facilities and eliminate redundant functions.

         Selling, general and administrative expenses totaled $15.0 million in 1997 versus $16.5 million in 1996 and represented 12.9% of revenue in 1997 versus 14.1% in 1996. Excluding a $2,158,000 joint venture investment write-off and a $1,315,000 provision for dial around revenue, selling, general and administrative expenses represented 9.9% of 1997 revenue.

         Interest expense was $3,913,000 and $2,730,000 for the years ended December 31, 1997 and 1996, respectively. The increase in 1997 was due to increased borrowings related to CNSI and payphone acquisitions in the later part of 1996, the issuance of 8 1/2% Convertible Subordinated Notes in the aggregate principal amount of $15 million on September 30, 1997 and borrowings under a $5 million line of credit obtained during September 1997.

         The Company's operating loss totaled $9,130,000 in 1997 compared to $2,964,000 in 1996. The increased loss is primarily attributable to increased network costs associated with international operator services, increased credit and collection costs in both the domestic and international operator services businesses, the restructuring charge, the joint venture write-off and the dial around reserve. In 1998, the Company began to reduce its international network costs, including a change to more cost effective services providers. The Company also expanded its efforts to reduce its credit and collection costs. Furthermore, the completion of the restructuring and the Company's termination of its joint venture will contribute to cost savings in 1998.

Year Ended December 1996 as compared with Year Ended December 1995

         Revenues increased from $105,890,000 in 1995 to $117,142,000 in 1996, an increase of 10.6%. The increase is attributable to the development of the Company's 1+ Coin business which had revenues totaling $4,218,000 in 1996 in contrast to insignificant revenues during 1995. In addition revenues generated from the 1996 CNSI and payphone acquisitions contributed to the 1996 revenue growth. Partially offsetting these increases was the decline in the domestic operator services revenue.

         Cost of sales increased to $93,863,000 in 1996 from $86,766,000 in 1995, due in part to a write down to estimated future realizable value of customer advances and other receivables of $3,352,000. As a percentage of revenues, cost of sales was 80.1% and 81.9% for the years ended December 31, 1996 and 1995, respectively. The decrease is attributable for the most part to reduced bad debts, collection costs and operator center costs.


         Selling, general and administrative expenses, as a percentage of revenues, were 14.1% and 11.5%, respectively, for the years ended December 31, 1996 and 1995. The increase in 1996 over 1995 related primarily to costs associated with the acquisition of CNSI.

         Interest expense was $2,730,000 and $2,044,000 for the years ended December 31, 1996 and 1995, respectively. The increase in 1996 over 1995 was due to additional capital lease obligations related to PBX systems and debt incurred in connection with the Crescent acquisition in October 1995.

         The Company had a $2,964,000 operating loss in 1996 versus operating income of $3,804,000 in 1995. The 1996 loss was attributable to $3,352,000 in charges related to the write down of advances and receivables and $3,716,000 in charges related to the implementation of SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Liquidity and Capital Resources

         The Company had a working capital deficiency of $20,062,000 at December 31, 1997 versus a $4,994,000 deficiency at December 31, 1996. This increase was primarily due to operating losses, reduced revenue and a reduction in associated accounts receivable and increased borrowings.

         Subsequent to December 31, 1997 the Company completed several private equity financings raising a total of $6,374,000 in cash. In addition Francesco Galesi, a director of the Company, to whom the Company was indebted under several note agreements, converted $3,200,000 outstanding under these notes into 2,758,620 Common Shares of the Company. In connection therewith, and as consideration for the financing, the Company also issued Mr. Galesi warrants to purchase 750,000 Common Shares of the Company at $1.50 per share. Certain restrictions were placed on the resale of these shares for a one year period from the date of issuance.

         The Company believes that the equity financings, together with its cash generated from operations will provide it with sufficient resources to meet its cash requirements for 1998.

         In March 1998, the Company received an $80,000,000 commitment from Credit Agricole Indosuez to provide term loans and a revolving credit facility which will be used to refinance existing debt, provide working capital and fund acquisitions. This commitment is subject to customary conditions, including completion of documentation.

         The Company has in place a lending agreement with one of its billing and collections agents under which advances of up to $21,000,000 are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. At December 31, 1997, the amount due under this agreement was

$6,678,000 versus $10,898,000 at December 31, 1996. The lending agreement extends through February 2000.

         In September 1997, the Company obtained a $5,000,000 revolving line of credit (the "Line of Credit"). The Line of Credit provides borrowings based on a percentage of eligible receivables (between 50% and 85%) and interest at a rate equal to the prime rate plus 1% per annum. At December 31, 1997, the amount due under this agreement was $3,465,000.

Other

         The Company is assessing the extent of the necessary modifications to its computer software with respect to the year 2000. The Company has made a preliminary estimate of the costs associated with modifying its computer software and does not anticipate that such costs will be significant.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         Not applicable.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1997.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Directors and Executive Officers

         The following persons are the Directors and Executive Officers of the Company.

   Name                     Age     Position
   ----                     ---     --------

   Alan J. Rossi            49      Chairman of the Board and Chief
                                    Executive Officer
   Peter M. Izzo            46      President and Director
   Guy A. Longobardo        36      General Counsel and Corporate Secretary
   Roy L. Schiele           55      Chief Operations Officer

   Cynthia I. Terrell       40      Chief Financial Officer
   Francesco Galesi         66      Director
   Anne P. Jones            63      Director
   Harry R. Thompson        67      Director
   A. Jones Yorke           66      Director

         Alan J. Rossi has served as Chairman of the Board and Chief Executive Officer of the Company since May 1997. Mr. Rossi has served since July 1996 as President of ECI, a telecommunications company with principal operations in Europe. From 1994 to February 1996, he was Group President of Andrew Telecom, a telecommunications operator that focused its business on Russia and Eastern Europe as a division of Andrew Corporation. From 1992 to 1994, Mr. Rossi was Vice President and General Manager of Sprint's global value-added services business, with operations located principally in Japan, the United States and Western Europe. Prior to this, he served as President of the Argo Group, a United States long distance telephone company that specialized in serving the needs of large business telecommunications users, and as ITT Corp's senior telecommunications executive for Central America. Mr. Rossi holds an MBA degree from the University of London and BS and MS degrees in Electrical Engineering from Purdue University. Mr. Rossi has also served on the policy board and faculty of the Center for Advanced Technology in Telecommunications of the Polytechnic University, New York, and the National University of Engineering, Peru.

         Peter M. Izzo, Jr. has served as President of the Company since May 1997, having previously served as the Company's President from October 1992 to March 1997, as its Chief Executive Officer from August 1993 to March 1997 and as Director of the Company since October 1992. From May 1991 to October 1992, Mr. Izzo served as President of Peconic Communications , a provider of payphones and interconnect equipment. He served as Vice President of New Product Development for the Company during 1991. Prior thereto and from 1989, Mr. Izzo was associated with ANEI last serving as Executive Vice President - Operations. During 1987 and 1988, Mr. Izzo was Vice President of Network Operations at Elcotel, a manufacturer of private payphones. He previously served as Director of Operations for TFN, Inc., an IXC, and was employed for 15 years with New York Telephone Company.

         Guy A. Longobardo has served as General Counsel and Corporate Secretary of the Company since March 1998. From February 1995 until joining the Company, Mr. Longobardo was employed by HSBC Securities, Inc., the U.S. securities subsidiary of HSBC Holdings plc, where he most recently served as a Managing Director and Head of Corporate Finance in its Investment Banking Division. From 1985 through February 1994, he was an attorney in the Corporate Department of the law firm of Milbank, Tweed, Hadley & McCloy. Mr. Longobardo holds a B.A. degree in Economics from Williams College and a J.D. from the Columbia University School of Law.

         Roy L. Schiele has served as Chief Operations Officer of the Company since January 1998. From 1991 until joining the Company, Mr. Schiele was the

President of Western Associates, Inc., an international telecommunications consultancy serving corporate clients and telecommunications carriers. From 1983 to 1991, he served as President and Chief Operating Officer of Voicemail International, Inc., and as Vice-President of Operations for Argo Communications Corp., a long distance carrier. Previously, Mr. Schiele spent 14 years at AT&T companies, where he held a variety of engineering and operations positions. He served as Captain in the U.S. Army prior to entering the Bell System. Mr. Schiele holds both a BS and MS in Electrical Engineering from Gonzaga University and Oregon State University, respectively.

         Cynthia I. Terrell has served as the Company's Chief Financial Officer since October 1997. Prior to joining the Company Ms. Terrell served since 1996 as Corporate Controller of ECI, a telecommunications company with principal operations in Europe. From 1989 through 1995, she served in various positions at Andrew Corporation, including Assistant Corporate Controller, and Director of Finance of Andrew Telecom, a telecommunications operator that focused its business on Russia and Eastern Europe as a division of Andrew Corporation. Prior thereto, Ms. Terrell was a Senior Manager at Ernst & Young. Ms. Terrell is a Certified Public Accountant and holds a BS degree in Accountancy from the University of Illinois, Champaign-Urbana.

         Francesco Galesi has served as a Director of the Company since January 1997. Since 1969, Mr. Galesi has served as Chairman of the Galesi Group, which includes companies engaged in telecommunications, manufacturing, real estate and logistic management. Mr. Galesi is also currently a Director of Walden Residential Properties, Inc., a real estate company, and WorldCom, each of whose shares are publicly traded. Mr. Galesi also serves on the Board of Directors of a number of privately-held companies. See "Certain Relationships and Related Transactions."

         Anne P. Jones has been a telecommunications consultant in Washington D.C. since 1994. She served as a Commissioner of the Federal Communications Commission from 1979 to 1983 when she became a partner in the law firm of Sutherland, Asbill & Brennan, specializing in communications law and regulatory issues. Ms. Jones had earlier served as General Counsel of the Federal Home Loan Bank Board (1978-1979) and as a Director of the Division of Investment Management of the Securities and Exchange Commission (1976-1978). She is a Director of C-Cor Electronics, Inc., the IDS Mutual Fund Group, and Motorola, Inc. She holds BS and LLB degrees from Boston College and its Law School, respectively.

         Harry R. Thompson has served as a Director of the Company since July 1997. Mr. Thompson has served as Managing Director of Swiss Army Brands, Inc., since December 1994 and previously served as its Chairman from 1989. Since 1985, Mr. Thompson has been President of the Strategy Group, a business and marketing consulting firm. Prior to 1985, he served as Director of, and consultant to, Telus Communications, a long distance telecommunications company. He also served in senior executive capacities with the Interpublic Group of Companies, Inc., a leading marketing and communications organization.


         A. Jones Yorke has served as a Director of the Company since July 1997. Mr. Yorke has served since March 1997 as Chairman of the Board of Weatherly Securities Corp. Between November 1995 and March 1997, he served as President of Coleman & Company Securities, Inc. From October 1994 to November 1995, Mr. Yorke was Chairman of the Board of Auerbach Pollack & Richardson, Inc., an investment banking firm. Between 1989 and 1995, Mr. Yorke served as President of Asset Channels, Inc., an investment company. He was formerly the Executive Director of the Securities and Exchange Commission and has previously served as President of Paine Webber Jackson & Curtis, Inc. Mr. Yorke also serves as Director of Davel Communications Group, Inc., an IPP.

         Each Director will hold office until the next annual meeting of shareholders and until his or her successor is elected and qualified or his or her earlier resignation or removal.

         Each Executive Officer will hold office until the meeting of the Board of Directors following the next annual meeting of shareholders and until his or her successor is elected or appointed and qualified or his or her earlier resignation or removal.

Section 16a.      Beneficial Ownership Reporting Compliance

         To the Company's knowledge, based solely on a review of copies of Forms 3, 4, and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with except a Form 3 relating to the appointment of Cynthia I. Terrell was not filed on a timely basis.

Item 11.          EXECUTIVE COMPENSATION

    (a)  Summary Compensation Table

         The following table sets forth certain information for the fiscal years ended December 31, 1997, 1996 and 1995 concerning executive compensation.


                                      Annual Compensation                          Long-Term Compensation
                                -------------------------------------     ----------------------------------------

                                                                                   Awards                  Payouts
                                                                          --------------------------       -------
                                                                                            Common
                                                                          Restricted        Shares
 Name and Principal                                      Other Annual        Stock        Underlying        LTIP         All Other
      Position          Year     Salary        Bonus     Compensation      Award(s)        Options         Payouts     Compensation
 ------------------     ----     ------        -----     ------------      --------        -------         -------     ------------


    Alan J. Rossi       1997    $158,885      $50,000         --              --           750,000           --              --
Chairman of the Board   1996       --           --            --              --              --             --              --
 and Chief Executive    1995       --           --            --              --              --             --              --
     Officer

 Peter M. Izzo, Jr.     1997    $241,831      $50,000         --              --              --             --          $2,375(2)
      President         1996    $223,424        --            --          $320,625(1)      325,000           --          $2,178(2)
                        1995    $200,000      $52,083         --              --           300,000           --          $2,000(2)

  Kenneth G. Baritz     1997    $161,847        --            --              --              --             --              --
 Former Chairman of     1996    $166,935        --            --          $168,750(1)      300,000           --          $1,187(2)
  the Board(1) (3)      1995    $132,687      $17,601         --              --              --             --              --

      John Kane         1997    $194,246        --            --              --              --             --              --
    Former Chief        1996    $154,403      $23,000         --          $84,375(1)       275,000           --              --
      Operating         1995    $80,384       $32,000         --              --            75,000           --              --
   Officer(1) (4)

   Kevin D. Griffo      1997    $134,845        --            --              --              --             --          $1,358(2)
 Former President of    1996    $116,592        --            --          $84,375(1)       200,000           --          $  690(2)
  American Network      1995    $110,415        --            --              --            50,000           --              --
   Exchange, Inc.
     (1)  (5)

  Richard L. Stoun      1997    $128,846      $15,000         --              --              --             --              --
   Vice President       1996    $110,146        --            --              --           100,000           --          $22,500(6)
      Treasurer         1995       --           --            --              --              --             --              --


(1) In May 1996, the following persons received awards of the following number of restricted Common Shares: Mr. Izzo -95,000; Mr. Baritz - 50,000; Mr. Kane - 25,000; and Mr. Griffo - 25,000. Such shares vest to the extent of one-tenth thereof each year, subject to continued employment and subject to acceleration under certain circumstances. During 1997, the following shares vested and were issued: Mr. Izzo 9,500; Mr. Baritz 5,000; Mr. Kane 25,000; and Mr. Griffo 2,500. During 1997 Messrs.

         Baritz, Kane, and Griffo resigned from the Company and accordingly their unvested restricted shares were cancelled. As of December 31,

         1997 the value of Mr. Izzo's unvested restricted shares was $85,500.
(2)      Represents Company matching contributions for its 401(k) plan.
(3)      On May 28, 1997, Mr. Baritz resigned.
(4)      On March 19, 1997, Mr. Kane resigned.
(5)      On December 31, 1997, Mr. Griffo resigned.
(6) Mr. Stoun joined the Company in January 1996. The amount under "All Other Compensation" for 1996 represents a "signing bonus" paid in 1997 to Mr. Stoun following his completion of one year of continuous employment with the Company.

         (b)      Option Grants Table.

                  The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended December 31, 1997:


                                                                                                  Potential Realizable
                                                                                                 Value at Assumed Annual
                                                                                                  Rates of Stock Price
                                                                                                 Appreciation for Option
                                                 Individual Grants                                       Term (1)
                          --------------------------------------------------------------     -----------------------------
                           Number of
                            Common
                            Shares       Percent of Total
                          Underlying      Options Granted
                            Options       to Employees in     Exercise        Expiration
        Name                Granted         Fiscal Year         Price            Date              5%            10%
        ----                -------         -----------         -----            ----              --            ---

    Alan J. Rossi         350,000(2)           32.9%        $2.313              6/2/02       $223,664         $494,238
    Alan J. Rossi         400,000(3)           37.6%        $2.250             6/18/02       $248,653         $549,459


(1) The potential realizable value is calculated based on the term of the option at the time of grant (five years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of its stock price performance.
(2) The options are exercisable to the extent of one-third thereof effective as of June 2, 1998, 1999 and 2000. See Item 11(e) hereof.
(3) The options are exercisable to the extent of one-third thereof effective as of June 18, 1997, 1998 and 1999. See Item 11 (e) hereof.

         (c)      Aggregate Option Exercises in Last Fiscal Year-End Option
                  Value Table

The following table sets forth certain information concerning the value of unexercised options as of December 31, 1997:



                                     Number of Common Shares
                                Underlying Unexercised Options at              Value of Unexercised in-the-Money
                                        December 31, 1997                        Options at December 31, 1997
                                        -----------------                        ----------------------------
       Name                         Exercisable/Unexercisable                      Exercisable/Unexercisable
       ----                         -------------------------                      -------------------------

   Alan J. Rossi                        133,333 / 616,667                                    0 / 0
Peter M. Izzo, Jr.                      523,333 / 216,667                                    0 / 0
 Kenneth G. Baritz                      116,667 / 0                                          0 / 0



                                         Number of Common Shares
                                    Underlying Unexercised Options at              Value of Unexercised in-the-Money
                                            December 31, 1997                        Options at December 31, 1997
                                            -----------------                        ----------------------------

         John Kane                          104,167 / 0                                          0 / 0
      Kevin D. Griffo                       116,668 / 0                                          0 / 0
     Richard L. Stoun                        33,334 / 66,666                                     0 / 0

No options were exercised by any of the foregoing persons during the fiscal year ended December 31, 1997.

         (d)      Compensation of Directors.

         Non-employee directors each receive a $2,000 monthly fee for their services in such capacity.

         (e) Employment Contracts; Termination of Employment and Change-in-Control Arrangements.

                  AMNEX is a party to an employment agreement with Mr. Izzo that provides for, among other matters, the following: (i) an initial term ending on June 25, 1998 (ii) minimum annual compensation of $240,000 (iii) the entitlement to an annual bonus of 3% of the Company's consolidated pre-tax profits; and (iv) the entitlement to a severance payment equal to the greater of two year's minimum annual salary or total compensation for the previous 24 months in the event Mr. Izzo's employment is terminated without cause, he resigns for good reason or his employment is terminated following a change in control of AMNEX (as defined in the respective employment agreements).

                  All stock options held by Messrs. Rossi, Izzo and Stoun will vest upon a change in control of AMNEX (as defined in their respective stock option agreements). Once and to the extent the options vest, whether by passage of time or upon a change in control, they will not terminate notwithstanding termination of employment for any reason. See Item 12 hereof.

                  The restricted Common Shares granted to Mr. Izzo will vest in the event his employment is terminated without cause, he resigns for good reason or his employment is terminated following a change in control of AMNEX (as defined in AMNEX's 1996 Restricted Stock Grant Plan).

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         (a) and (b)       Security Ownership of Certain Beneficial Owners;
                           Security Ownership of Management.

Common Shares

                  The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1998 regarding the beneficial ownership of AMNEX's Common Shares (i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Common Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:


          Name of Management Person
           and Name and Address of                       Number of Shares                        Approximate
              Beneficial Owner                          Beneficially Owned                 Percentage of Class (1)
              ----------------                          ------------------                 -----------------------
Francesco Galesi
435 East 52nd Street                                      9,623,446(2)                             23.0%
New York, NY

Robert A. Rowland
1122 Colorado Street                                      2,632,585(3)                              6.3%
Austin, Texas

Alan J. Rossi                                               305,747(4)                                *
Peter M. Izzo, Jr.                                          670,976(5)                              1.6%
Kenneth G. Baritz                                           121,667(6)                                *
John Kane                                                   129,167(7)                                *
Kevin D. Griffo                                             119,188(8)                                *
Richard L. Stoun                                             66,667(9)                                *

Anne P. Jones                                                  -----                                -----
Harry R. Thompson                                             25,000                                  *
A. Jones Yorke                                                25,000                                  *
All executive officers and Directors as a                 10,716,836(2)(4)(5)                      25.7%
group (7 persons)

 *       Less than 1%.
(1) Except as they relate to a particular shareholder, does not give effect to the possible issuance of Common Shares pursuant to the exercise of outstanding options and warrants or the conversion of certain outstanding Preferred Shares or pursuant to contractual commitments.
(2) Includes 2,250,000 Common Shares issuable pursuant to currently exercisable warrants. Includes 97,500 shares held by Rotterdam Ventures, Inc., a corporation wholly-owned by Mr. Galesi. Does not include warrant for the purchase of 500,000 Common Shares held by an irrevocable trust created by Mr. Galesi, of which the trustee is an employee of Rotterdam and the beneficiaries are members of Mr. Galesi's immediate family. Mr. Galesi personally does not have voting or dispositive power with respect to the Common Shares underlying the warrant held by such trust and, accordingly, disclaims beneficial ownership of such Common Shares.
(3) Includes 222,205 Common Shares issuable pursuant to currently exercisable warrants. Of the 2,410,380 other Common Shares beneficially owned by Mr. Rowland, 1,035,250 are currently held in escrow as security for indemnification claims that may be brought in connection with the Company's acquisition of CNSI and related matters.
(4) Includes 133,334 Common Shares issuable pursuant to currently exercisable options.

(5) Includes (i) 95,000 Common Shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances and (ii) 523,333 Common Shares issuable pursuant to currently exercisable options.
(6) Includes (i) 5,000 Common Shares issued in connection with vesting of a restricted Common Share grant and (ii) 116,667 Common Shares issuable pursuant to currently exercisable options.
(7) Includes (i) 25,000 Common Shares issued in connection with vesting of a restricted Common Share grant and (ii) 104,167 Common Shares issuable pursuant to currently exercisable options.
(8) Includes (i) 2,500 Common Shares issued in connection with vesting of a restricted Common Share grant and (ii) 116,668 Common Shares issuable pursuant to currently exercisable options.
(9) Represents Common Shares issuable pursuant to currently exercisable options.

Series M Preferred Shares


                  The following table sets forth, to the knowledge of AMNEX based solely upon records available to it, certain information as of February 28, 1998 regarding the beneficial ownership of AMNEX's Series M Preferred Shares
(i) by each person who AMNEX believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series M Preferred Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:


         Name of Management Person and
        Name and Address of Beneficial                     Number of Shares                       Approximate
                     Owner                              Beneficially Owned (1)                Percentage of Class
        ------------------------------                  ----------------------                -------------------

Fourteen Hill Capital Ltd.                                       750                                  43%
1700 Montgomery Street
Suite 250
San Francisco, CA

Pangaea Fund Ltd.                                               1,000                                 57%
Windermere House
P.O. Box 55-6628
Nassau, Bahamas

(1)      Holders of Series M have no voting rights.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      Transactions with Management and Others.

                  Transactions with Francesco Galesi

                  Stock Exchange Agreement

         Pursuant to a Stock Exchange Agreement, dated as of January 7, 1997, between the Company and Francesco Galesi, a Director of the Company (the "Stock Exchange Agreement"), the Company acquired from Mr. Galesi 10% of the outstanding capital stock of ECI, a telecommunications company controlled by him. Pursuant to the terms of the Stock Exchange Agreement, (i) Mr. Galesi was issued 100,000 Series L Preferred Shares of the Company which automatically converted in May 1997 into an aggregate of 1,500,000 Common Shares (the "Conversion Shares") upon the filing of a Certificate of Amendment to the Certificate of Incorporation of the Company pursuant to which the number of Common Shares authorized for issuance was increased from

40,000,000 to 70,000,000; (ii) Mr. Galesi was issued a warrant which entitles him to purchase 1,500,000 Common Shares (the "Warrant Shares") at an exercise price of $3.03 per share (subject to reduction of the exercise price to zero in the event, during any continuous six month period commencing with January 1, 1997 and ending on December 21, 1999, the consolidated revenues from operations of ECI are at least $12,500,000); (iii) Mr. Galesi was granted certain registration rights under the Securities Act with regard to the Conversion Shares and Warrant Shares; (iv) Mr. Izzo was elected a Director of ECI; (v) Mr. Galesi was elected a Director of the Company; (vi) Mr. Galesi agreed that he would utilize ECI as his sole vehicle with regard to the conduct of international telecommunications business; (vii) Mr. Galesi agreed to a two year lock-up with regard to any securities acquired from the Company pursuant to the transaction; and (viii) Mr. Galesi granted the Company certain "tag along" rights with regard to the sale of the ECI capital stock acquired.

                  Loans

         In June 1997, the Company borrowed $2,000,000 for working capital from an irrevocable trust established by Mr. Galesi. The working capital loan was due 15 days following demand for repayment, provided for interest at 10% per annum and was secured by certain accounts receivable.
This note was repaid in September 1997.

         In consideration for the loan, the Company granted to the Galesi Trust a warrant for the purchase of 500,000 Common Shares at an exercise price of $2.3125 per share, such warrant being exercisable through June 2007.

         In September 1997, the Company borrowed $500,000 for working capital purposes from Rotterdam Ventures, Inc. ("Rotterdam"), a company wholly owned by Mr. Galesi. The note evidencing the loan ("the $500,000 Note") provides for interest at the rate of 10% per annum and the payment of the principal amount thereof in September 1998. Payment of the $500,000 Note is secured by a security interest in certain payphones owned by one of the Company's subsidiaries.

         In September 1997, the Company borrowed $800,000 from Rotterdam. The note evidencing the loan is unsecured, provides for interest at the rate of 6% per annum and is due in September 1998.

         In October and November 1997, the Company borrowed $1,900,000 for working capital purposes from Rotterdam under unsecured demand promissory notes which bear interest at the rate of 10% per annum.

         In January 1998, Mr. Galesi converted $3,200,000 in unpaid notes into 2,758,620 Common Shares of the Company at the then current market price of the Company's Common Stock. In consideration for the September, October and November 1997 loans, the Company granted to Mr. Galesi a warrant for the purchase of 750,000 Common Shares at an exercise price of $1.50 per share, such warrant being exercisable through January 2003.

                  Agreements with Galesi and Friedli


         In June 1997, the Company entered into agreements (the "Company Agreements"), that were effected in September 1997 that provided for, among other things, the repurchase of certain outstanding convertible Preferred Shares, and the redemption of certain outstanding promissory notes of the Company, held by clients of Friedli AG ("Friedli Clients"), as discussed below.

         The Preferred Shares repurchased were as follows: (i) 1,413,337 Series D Preferred Shares at a repurchase price of $2.50 per share; (ii) 1,035,000 Series E Preferred Shares at a repurchase price of $2.8125 per share; and (iii) 415,520 Series F Preferred Shares at a repurchase price of $5.00 per share. The repurchase prices for the Preferred Shares were equal to the per share liquidation values of the respective series. In the case of the Series D and Series E Preferred Shares, in addition to the above amounts, the repurchase price included an amount equal to accrued but unpaid dividend. The Series F Preferred Shares did not have any dividend preference. In September 1997, the Company repurchased these Shares at an aggregate repurchase price of $10,268,000, including the payment of accrued and unpaid dividends of $1,748,000.

         The Company Agreements also provided for the following: (i) the conversion of 72,450 Series B Preferred Shares into 724,500 Common Shares; (ii) the payment of accrued and unpaid dividends with respect to the Series B Preferred Shares totaling $94,000; (iii) the payment of the principal amount of, and accrued interest on a certain $325,000 principal amount promissory note of the Company that was due on May 1, 1997; (iv) the payment by the Company of $1,400,000 in connection with the prepayment of certain outstanding promissory notes due in October 1999; (v) the payment by the Company to Peter Friedli and Friedli AG (collectively with Friedli Corporate Finance Inc., the "Friedli Group") of an aggregate of $360,000 representing the settlement of any and all claims for past due consulting, advisory, investment banking or similar or related fees and expenses, as well as financial consulting fees for a two year period following the closing of the Company Agreements; and (vi) the delivery of certain general releases.

         Prior to the execution of the Company Agreements, the holder of a certain $450,000 principal amount promissory note ("the $450,000 Note") elected to convert, as of June 30, 1997, $96,000 of the principal amount thereof, together with accrued and unpaid interest thereon, into 624,000 Common Shares at a conversion price of $0.20 per share. Contemporaneously with the execution of the Company Agreements, Mr. Galesi entered into a Note Purchase Agreement with the holder of the $450,000 Note, as well as with the holder of a $50,000 principal amount promissory note of the Company (the "$50,000 Note") (also convertible at a price of $0.20 per share), to purchase the unconverted portion of the $450,000 Note, as well as the $50,000 Note (including all rights with regard to accrued and unpaid interest), for an aggregate purchase price of $3,863,000 (the "Note Purchase Agreement"). Mr. Galesi converted the principal amount of the notes together with accrued and unpaid interest thereon, into 2,717,326 Common Shares in September 1997.

         In connection with the execution of the Company Agreements and the Note Purchase Agreement, the holders of the Series B Preferred Shares and the $450,000 Note agreed that, until at least one year following the closing of the Company Agreements, they will not sell, transfer or otherwise dispose of any of the Common Shares issued in connection with the conversion of such Preferred Shares and the $96,000 principal amount of the $450,000 Note (together with accrued and unpaid interest thereon). In addition, Mr. Galesi agreed generally that for the same period of time, he will not sell, transfer or otherwise dispose of the Common Shares issued to him in connection with the conversion of the $404,000 principal amount of, and accrued and unpaid interest on, the notes acquired by him. Further, Friedli Clients who hold approximately 2,750,000 outstanding Common Shares agreed that, from the date of execution of the Company Agreements until 180 days following the closing thereof, they will not sell, transfer or otherwise dispose of such Common Shares.

         Contemporaneously with the execution of the Company Agreements, the Company and the Friedli Group agreed to terminate a certain January 13, 1997 agreement between them which contemplated, among other things, the open market sale by certain Friedli Clients of an aggregate of 9,000,000 Common Shares. The Company Agreements, the Note Purchase Agreement and the related documents were executed by Peter Freidli on behalf of, or as representative of, the various Friedli Clients.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)      1.       Financial Statements

                           The following consolidated financial statements of the Company are included herein:

                           Independent Auditor's Report                     F-1

                           Consolidated Balance Sheets as of
                           December 31, 1997 and 1996                       F-2

                           Consolidated Statements of                       F-4
                           Operations for the years ended
                           December 31, 1997, 1996 and 1995

                           Consolidated Statements of Shareholders'         F-5
                           Equity for the years ended December 31, 1997,
                            1996 and 1995

                           Consolidated Statements of                       F-7
                           Cash Flows for the years ended
                           December 31, 1997, 1996 and 1995

                           Notes to Consolidated Financial Statements       F-9

                  2.       Financial Statement Schedules

                           Schedule II:     Valuation and Qualifying
                                            Accounts                       F-24

                  3.       Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------

          2.1              Stock Purchase Agreement, dated as of April 26, 1996, among AMNEX,
                           Robert A. Rowland, Delajane Rowland, Donald D. Simmons, C. Michael
                           Moehle, Barbara Ann Cromwell, Ellen E. Wood, Daniel N. Matheson,
                           Capital Network System, Inc., Capital Network International, Inc., Capital
                           Network Mexico, S.A. de C.V., and Point to Point Communications
                           Company (the "CNSI Stock Purchase Agreement") (1)

          2.2              First Amendment to the CNSI Stock Purchase Agreement, dated as of June
                           28, 1996, by and among the parties thereto as well as Sirrom Capital
                           Corporation and Spectrum Global Telecommunications Pty Limited (1)

          2.3              Asset Purchase Agreement, dated as of November 8, 1996, among AMNEX,
                           Crescent, Coastal Telecom, BEK Tel, Garden State and King (the "Coastal
                           Asset Purchase Agreement") (2)

          2.4 Supplement and modification letter, dated as of November 20, 1996, to the Coastal Asset Purchase
                           Agreement among the parties thereto (2)

          2.5              Stock Purchase Agreement, dated as of September 30, 1996, by and among
                           AMNEX, National Business Exchange, Inc., James E. Everingham and Daryl
                           A. Frame (3)

          2.6              Asset Purchase Agreement, dated as of August 31, 1996, by and among
                           Teleplus, Inc. and AMNEX (12)

          2.7              Asset Purchase Agreement, dated as of November 8, 1996, among AMNEX,
                           Crescent, Coastal Telecom, BEK Tel, Garden State and King (the "Coastal
                           Asset Purchase Agreement") (2)

          2.8 Supplement and modification letter, dated as of November 20, 1996, to the Coastal Asset Purchase
                           Agreement among the parties thereto (2)

          2.9              Stock Purchase Agreement, dated as of September 30, 1996, by and among
                           AMNEX, National Business Exchange, Inc., James E. Everingham and Daryl
                           A. Frame (3)

          3.1              Restated Certificate of Incorporation, as amended (5)

          3.2              By-Laws, as amended (6)



             4             Indenture, dated September 29, 1997, between the Company and Marine
                           Midland Bank, as trustee (7)

           4.1             Specimen of certificate evidencing Common Shares of AMNEX (9)

         10.1              Employment Agreement, dated as of June 25, 1996, between AMNEX and
                           Peter M. Izzo, Jr. (4)

         10.2              Provision in Stock Option Agreements between AMNEX and each of Peter
                           M. Izzo, Jr., Kenneth G. Baritz, John Kane, Kevin D. Griffo, Richard L.
                           Stoun and Michael V. Dettmers (4)

         10.3              Consolidated, Renewed, and Restated Promissory Note, dated as of
                           November 15, 1996, from Crescent and ANEI to Lyon in the principal amount of $7,000,000 (3)

         10.4              Stock Exchange Agreement, dated as of January 7, 1997, between AMNEX and Francesco Galesi (3)

         10.5              Warrant, dated January 7, 1997, issued to Francesco Galesi (3)

         10.6              Agreement, dated as of January 13, 1997, by and among AMNEX, Friedli
                           AG, Friedli Corporate Finance Inc. and Peter Friedli  (3)

         10.7              Renewal and Modification Agreement, dated as of February 28, 1997, between ANEI and National (3)

         10.8              Letter Agreement, dated as of March 1, 1997, among
                           AMNEX, National and King with regard to the Renewal and Modification Agreement (3)

         10.9              Secured Demand Promissory Note, dated June 3, 1997, in the principal amount of $2,000,000 issued by the Company and certain subsidiaries thereof to Francesco Galesi Irrevocable Grantor Trust dated October 18, 1991 (the
                           "Galesi Trust") (6)

         10.10             Warrant, dated June 3, 1997, for the purchase of up to 500,000 Common
                           Shares issued by the Company to the Galesi Trust (6)

         10.11             Purchase Agreement, dated September 11, 1997, between the Company and
                           HSBC Securities, Inc. (7)

         10.12             Registration Rights Agreement, dated September 29, 1997, between the
                           Company and HSBC Securities, Inc. (7)


         10.13             Warrant Agreement, dated September 29, 1997, between the Company and
                           HSBC Securities, Inc. (7)

         10.14             Loan and Security Agreement, dated September 10, 1997, between the
                           Company and the CIT Group/Credit Finance, Inc.  (7)

         10.15             Secured Promissory Note, dated September 18, 1997, in the principal amount of $500,000, issued by the Company to Rotterdam Ventures, Inc. (7)

         10.16             Unsecured Promissory Note, dated September 30, 1997, in the amount of
                           $800,000, issued by the Company to Rotterdam Ventures, Inc. (7)

         10.17 Unsecured Promissory Note, dated October 31, 1997, in the principal amount of $900,000, issued by the Company to Rotterdam Ventures, Inc.

         10.18 Unsecured Promissory Note, dated November 26, 1997, in the principal amount of $1,000,000, issued by the Company to Rotterdam Ventures, Inc.

         10.19             Securities Purchase Agreement, dated as of December 24, 1997, among
                           AMNEX, Inc. and Pangaea Fund Ltd. (8)

         10.20             Registration Rights Agreement, dated as of December 24, 1997, among
                           AMNEX, Inc. and Pangaea Fund Ltd. (8)

         10.21             Warrant and the Form of Warrant, dated as of December 24, 1997, issued to
                           Pangaea Fund Ltd. (8)

         10.22             Agreements of Lease between AMNEX and Hudson Telegraph Associates
                           (10)

         10.23             Lease, dated August 24, 1990, between Global Motor Inns, Inc., d/b/a
                           Lucerne Plaza and ANEI (11)

         10.24             Agreement of Lease, dated December 18, 1996, between We're Associates
                           Company and Crescent (3)

         10.25             1992 Stock Option Plan, as amended (3)

         10.26             Amended and Restated 1996 Restricted Stock Grant Plan (3)

         10.27             Convertible Preferred Stock Purchase Agreement, dated as of September 19,
                           1996, between AMNEX and Southbrook (12)


         10.28             Loan and Security Agreement dated December 18, 1996, by and between
                           Crescent and Southbridge (3)

         21                Subsidiaries

         23                Consent of Ernst & Young LLP

         27                Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

--------------
         (1) Denotes document filed as an Exhibit to AMNEX's Current Report on Form 8-K for June 28, 1996.

         (2) Denotes document filed as an Exhibit to AMNEX's Current Report on Form 8-K for November 20, 1996.

         (3) Denotes document filed as an Exhibit to AMNEX's Annual Report on Form 10-K for the period ended December 31, 1996.

         (4) Denotes document filed as an Exhibit AMNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

         (5) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

         (6) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

         (7) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

         (8) Denotes document filed as an Exhibit to AMNEX's Current Report on Form 8-K filed on January 27, 1998.

         (9) Denotes document filed as an Exhibit to AMNEX's Registration Statement on Form S-4.

         (10) Denotes document filed as an Exhibit to AMNEX's Annual Report on Form 10-K for the period ended December 31, 1993.

         (11) Denotes document filed as an Exhibit to AMNEX's Registration Statement on Form S-1.

         (12) Denotes document filed as an Exhibit to AMNEX's Quarterly Report for the period ended September 30, 1996.

                         Report of Independent Auditors



The Board of Directors and Shareholders
AMNEX, Inc.


We have audited the accompanying consolidated balance sheets of AMNEX, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMNEX, Inc. and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          ERNST & YOUNG LLP


New York, New York
March 18, 1998

                                   AMNEX, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                        December 31
                                                                                  1997                1996
                                                                            -----------------------------------
Assets
Current assets:
   Cash                                                                     $   1,309           $    4,947
   Trade receivables, less allowance for doubtful accounts of
     $3,784 in 1997 and $2,757 in 1996                                         15,749               19,311
   Parts inventory                                                                936                  739
   Deferred income taxes                                                        1,665                1,791
   Customer advances                                                              631                2,414
   Prepaid expenses and other current assets                                      832                  861
                                                                            -----------------------------------
Total current assets                                                           21,122               30,063

Investment in unconsolidated subsidiary                                         5,091                  --
Property and equipment, net                                                    24,004               23,851
Intangible assets, net                                                          9,655                5,947
Goodwill, net                                                                  28,599               29,955
Other assets                                                                    3,116                1,543



Total assets                                                                 $ 91,587           $   91,359
                                                                            ===================================

                                   AMNEX, Inc.

                        (In thousands, except share data)



                                                                                        December 31
                                                                                 1997                  1996
                                                                            -----------------------------------

Liabilities and shareholders' equity
Current liabilities:
     Short-term debt                                                          $      11,020     $      11,498
     Accounts payable                                                                 8,291             3,651
     Accrued expenses                                                                 6,139             7,733
     Accrued network expenses                                                         2,115             1,975
     Accrued commissions                                                              2,006             3,169
     Accrued taxes payable                                                            1,788             1,406
     Due to related party                                                             4,397             1,198
     Current portion of capital lease obligations                                     1,882             2,179
     Current portion of long-term debt                                                3,546             2,248
                                                                            ----------------- -----------------
Total current liabilities                                                            41,184            35,057

Capital lease obligations                                                             1,357             2,668
Long-term debt                                                                       25,188            13,530
Minority interest                                                                       424                10
Compensation payable                                                                    312               894
Obligations under non-compete agreement                                               1,314             2,630
Common stock subject to redemption                                                    3,250             3,250

Commitments and contingencies
Shareholders' equity:
     Voting Preferred Stock, $.001 par, authorized 5,000,000 shares: Series B
     Preferred Stock, authorized 356,000 shares, issued and
       outstanding 0 shares (1997) and 72,450 shares (1996)
           (liquidation preference $362)                                                 --               362
     Series D Preferred Stock, authorized 1,413,337 shares, issued and outstanding 0 shares (1997) and 1,413,337 shares (1996)
       (liquidation preference $3,533)                                                   --             3,533
     Series E Preferred Stock, authorized 1,085,000 shares, issued and outstanding 0 shares (1997) and 1,035,000 shares (1996)
       (liquidation preference $2,911)                                                   --             2,911
     Series F Preferred Stock, authorized 415,250 shares, issued and outstanding 0 shares (1997) and 415,250 shares (1996)
           (liquidation preference $2,076)                                               --             2,076
     Series G Preferred Stock, authorized 145,000 shares, issued and outstanding 0 shares (1997) and 78,750 shares (1996)
         (liquidation preference $1,179)                                                 --             1,179
       Series M Preferred Stock, authorized 2,000 shares, issued and outstanding 1,000 shares (1997) and 0 shares (1996)
            (liquidation preference $1,000)                                             940                --
       Common stock, $.001 par; authorized 70,000,000, issued 34,083,129

           (1997) and 26,897,892 shares (1996)                                           34                27
Capital in excess of par value                                                       65,597            56,093
Accumulated deficit                                                                 (47,537)          (32,385)
                                                                            ----------------- -----------------
                                                                                     19,034            33,796
Less 18,250 common shares held in treasury, at cost                                    (476)            (476)
                                                                            ----------------- -----------------
Total shareholders' equity                                                           18,558           33,320
Total liabilities and shareholders' equity                                    $      91,587     $     91,359
                                                                            ================= =================

See accompanying notes.

                                   AMNEX, Inc.
                      Consolidated Statements of Operations
                        (In thousands, except share data)

                                                                   Years Ended December 31
                                                         1997              1996             1995
                                                    --------------------------------------------

Revenue                                              $116,498          $117,142         $105,890
                                                     -------------------------------------------

Costs and expenses:
     Cost of sales                                    100,064            93,863           86,766
     Selling, general and administrative               14,991            16,473           12,145
     Depreciation and amortization                      9,173             6,054            3,175
     Impairment of long-lived assets                        -             3,716                -
     Restructuring charge                               1,400                 -                -
                                                     -------------------------------------------
                                                      125,628           120,106          102,086
                                                     --------------------------------------------

Operating income (loss)                                (9,130)           (2,964)           3,804
Interest expense                                        3,913             2,730            2,044
                                                     --------------------------------------------

Income (loss) before income taxes and
     minority interest                                (13,043)           (5,694)           1,760
Minority interest                                          13                 1                -
                                                     -------------------------------------------
Income (loss) before income taxes                     (13,030)           (5,693)           1,760
Provision (benefit) for income taxes                      280            (1,445)             329
                                                     -------------------------------------------
Net income (loss)                                    $(13,310)       $  (4,248)        $   1,431
                                                     ===========================================


Deemed dividend on Series G Preferred Stock                 -               400                -
Preferred share dividends                                 462               616              543
                                                     -------------------------------------------
Net income (loss) available for
      common shareholders                            $(13,772)        $  (5,264)       $     888
                                                     ===========================================

Basic earnings (loss) per common share               $   (.45)        $    (.23)       $     .05
                                                     ===========================================
Diluted earnings (loss) per common share             $   (.45)        $    (.23)       $     .04
                                                     ===========================================



     See accompanying notes.

                                   AMNEX, Inc.
                 Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)


                                                      Common Stock           Preferred     Preferred     Preferred      Preferred
                                                     $.001 Par Value           Stock        Stock          Stock         Stock
                                               Shares         Amount          Series B     Series D       Series E      Series F
                                              ------------------------------------------------------------------------------------
Balance, December 31, 1994                    18,154,677       $18.0      $    666         $ 3,533
         Issuance of common shares               225,000
         Exercise of stock options               471,853
         Conversion of preferred shares          607,500         1.0          (304)
         Sale of preferred shares                                                                         $ 3,052
         Exercise of warrants                     25,000
         Issuance of preferred share dividend
         Issuance of preferred shares for
              acquisition                                                                                                  $ 2,076
         Net income
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1995                     19,484,030        19.0           362           3,533          3,052            2,076
         Issuance of common shares and
              warrants for acquisitions        6,993,926         7.5
         Issuance of common shares                75,000         0.1
         Exercise of stock options                54,485         0.1
         Conversion of preferred shares           50,000         0.1                          (141)

         Conversion of debt                       44,643
         Issuance of preferred stock
         Conversion of preferred shares          195,808         0.2
         Net loss
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1996                    26,897,892        27.0           362           3,533          2,911            2,076
         Issuance of common shares             3,933,982         4.0
         Exercise of stock options                16,458
         Issuance of preferred shares and
              warrant for investment
         Issuance of preferred shares
         Vesting of stock grant                   44,500
         Issuance of warrants
         Exercise of warrants                    155,000
         Payment of preferred dividends
         Conversion of preferred shares        3,035,297         3.0          (362)
         Repurchase of preferred shares                                                     (3,533)        (2,911)          (2,076)
         Net loss
                                             -------------------------------------------------------------------------------------
Balance, December 31, 1997                    34,083,129    $   34.0        $    -        $      -        $     -          $     -
                                            ======================================================================================


                                   AMNEX, Inc.
           Consolidated Statements of Shareholders' Equity (continued)
                  Years ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

                                 Preferred   Preferred   Preferred  Capital in   Common                                  Total
                                  Stock       Stock       Stock     Excess of     Stock      Accumulated    Treasury  Shareholders'
                                 Series G    Series L    Series M   Par Value    Issuable      Deficit        Stock      Equity
                              -----------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                          $  38,278    $   375      $(29,524)     $(476)      $12,870
   Issuance of common shares                                              794       (375)                                   419
   Exercise of stock options                                              978                                               978
   Conversion of preferred
     shares                                                               303
   Sale of preferred shares                                              (428)                                            2,624
   Exercise of warrants                                                    38                                                38
   Issuance of preferred
     share dividend                                                                               (44)                      (44)
   Issuance of preferred
     shares for acquisition                                                                                               2,076
   Net income                                                                                   1,431                     1,431

                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                             39,963                 (28,137)       (476)       20,392
   Issuance of common
    shares and warrants
    for acquisitions                                                   14,650                                            14,658
   Issuance of common shares                                              225                                               225
   Exercise of stock options                                              137                                               137
   Conversion of preferred
     shares                                                               141
   Conversion of debt                                                     156                                               156
   Issuance of preferred
    stock                      $   1,604                                  396                                             2,000
   Conversion of preferred
    shares                          (425)                                 425
   Net loss                                                                                    (4,248)                   (4,248)
                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 1996         1,179                               56,093                 (32,385)       (476)       33,320
   Issuance of common shares                                            2,154                                             2,158
   Exercise of stock options                                               45                                                45
   Issuance of preferred
    shares and warrant
    for investment                           $   3,636                  1,455                                             5,091
   Issuance of preferred
    shares                                                $    940                                                          940
   Vesting of stock grants                                                 56                                                56
   Issuance of warrants                                                   520                                               520
   Exercise of warrants                                                   100                                               100
   Payment of preferred
    dividends                                                                                  (1,842)                   (1,842)
   Conversion of preferred
    shares                        (1,179)       (3,636)                 5,174                                                 -
   Repurchase of preferred
    shares                                                                                                               (8,520)
   Net loss                                                                                   (13,310)                  (13,310)
                              -----------------------------------------------------------------------------------------------------

 Balance, December 31, 1997    $       -     $    -       $    940  $  65,597    $     -    $ (47,537)     $(476)     $  18,558
                              =====================================================================================================


See accompanying notes.

                                   AMNEX, Inc.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands except share data)




                                                                                            1997          1996               1995
Cash flows from operating activities
Net income (loss)                                                                    $    (13,310)    $  (4,248)         $     1,431
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization                                                          9,173         6,054              3,175
       Provision for losses on receivables                                                  1,027        (1,539)              (259)
     Deferred income taxes                                                                    126        (1,670)               179
       Gain on sale of assets                                                                   -        (1,675)                 -
       Impairment of long-lived assets                                                          -         3,716                  -
       Changes in assets and liabilities:
            Trade receivables                                                               2,535         8,726              4,019
            Parts inventory                                                                   (11)         (109)                 9
            Customer advances, prepaid expenses and other current assets                    1,097         1,587             (3,048)
            Other assets                                                                   (1,293)          429               (737)
            Note receivable                                                                     -         1,291             (1,291)
            Accounts payable and accrued expenses                                           1,218        (6,570)            (1,817)
                                                                          ---------------------------------------------------------
Net cash provided by operating activities                                                     562         5,992              1,661

Cash flows from investing activities
       Purchase of payphones                                                              (1,090)             -                  -
       Purchase of businesses, net of cash acquired                                         (150)        (4,365)            (1,996)
       Purchase of contracts                                                              (1,291)          (759)              (923)
        Proceeds on sale of assets                                                             -          2,542                  -
      Expenditures for property and equipment                                             (2,214)        (2,770)            (1,743)
                                                                          ---------------------------------------------------------
      Net cash used in investing activities                                               (4,745)        (5,352)            (4,662)

Cash flows from financing activities
      Proceeds from long-term debt                                                        15,750         12,000              2,757
      Proceeds from (payments to) related parties                                          3,200           (146)                 -
      Proceeds from sale of Preferred Shares                                                 940          2,000              2,624
      Purchase of preferred stock                                                         (8,520)             -                  -
      Proceeds from the exercise of warrants                                                  35              -                 38
      Proceeds from issuance of convertible notes and debentures                               -              -                325
      Proceeds from the sale of common stock                                                   -            362                978
      Repayments under revolving credit, net                                              (1,103)        (5,543)            (3,655)
      Payments on long-term debt                                                          (4,452)        (3,018)              (217)
      Payment of debt issuance costs                                                      (1,855)             -                  -
      Preferred dividends paid                                                            (1,842)             -                (44)
      Principal payments under capital lease obligations                                  (1,608)        (1,442)              (304)
                                                                          ---------------------------------------------------------
      Net cash provided by financing activities                                              545          4,213              2,502
                                                                          ---------------------------------------------------------
      Net increase (decrease) in cash                                                     (3,638)         4,853               (499)
      Cash at beginning of year                                                            4,947             94                593
                                                                          ---------------------------------------------------------
      Cash at end of year                                                            $     1,309      $   4,947          $      94
                                                                          =========================================================


See accompanying notes.

                                   AMNEX, Inc.

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Year ended December 31, 1997
1. The Company issued 100,000 Series L Preferred Shares convertible into 1,500,000 Common Shares.
2. The Company issued 810,797 Common Shares pursuant to the conversion of 78,750 Series G Preferred Shares.
3. The Company issued 1,500,000 Common Shares pursuant to the conversion of 100,000 Series L Preferred Shares.
4. The Company issued 94,369 Common Shares for the acquisition of pay telephones.
5. The Company issued 526,168 Common Shares pursuant to an agreement with Teleplus, Inc.
6. The Company issued 3,341,326 Common Shares pursuant to the conversion of $500 of debt plus accrued interest thereon.
7. The Company issued 155,000 Common Shares pursuant to the exercise of 155,000 warrants.
8. The Company issued 44,500 Common Shares pursuant to the 1996 Restricted Stock Grant Plan.
9. The Company issued 724,500 Common Shares pursuant to the conversion of Series B Preferred Shares.
10.      Interest of approximately $3,784 was paid.
11.      Income taxes of approximately $551 were paid.


Year ended December 31, 1996
1. The holder of an aggregate of 50,000 shares of the Company's Series E Preferred Stock elected to convert such shares into 50,000 shares of the Company's Common Stock.
2. The Company issued 6,993,926 Common Shares and warrants to purchase 400,000 Common Shares for acquisitions.
3. The Company issued 44,643 Common Shares pursuant to the conversion of $150 of debt plus accrued interest thereon.
4. The Company issued 195,808 Common Shares pursuant to the conversion of 21,250 Series G Preferred Shares.
5.       Interest of approximately $2,646 was paid.
6.       Income taxes of approximately $465 were paid.
7. Capital lease obligations incurred to acquire property and equipment were approximately $1,978.



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

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)


1.       Summary of Significant Accounting Principles

Organization and Business

AMNEX, Inc., through its wholly-owned subsidiaries, American Network Exchange, Inc. (ANEI), American Hotel Exchange, Inc. (AHE), Crescent Public Communications Inc. (Crescent) and Capital Network System, Inc. (CNSI), and its majority-owned subsidiaries, National Billing Exchange, Inc. (NBE) and Sun Tel North America, Inc. (Sun Tel), (collectively, the Company), is an integrated payphone and operator services telecommunications company which owns and operates payphones and provides a variety of telecommunications and billing services including operator-assisted (0+), long distance (1+) and local pay phone services, primarily in the northeastern part of the U.S. and in Mexico. The Company is subject to regulation by the Federal Communications Commission (FCC) and the various State Public Utility Commissions (PUCS) for a majority of the services it provides.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.


Revenue Recognition

The Company records revenues as calls are placed. It submits billing information related to operator assisted calls to its billing and collection agents which, in turn, submit the records to the telephone companies with which they have billing arrangements.

Parts Inventory

Inventory, which consists primarily of payphone equipment replacement parts, is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method. Leased equipment and leasehold improvements are amortized over the shorter of the life of the lease or the service lives of the equipment and improvements.

Estimated useful lives are as follows: equipment, furniture and fixtures - 5 years; installed telephone and related equipment - 10 years; leasehold improvements - 5 years; and leased equipment - 5 or 7 years.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)


1.       Summary of Significant Accounting Principles (continued)

Intangibles and Goodwill

In connection with the acquisitions of pay telephone businesses and through various other agreements entered into, certain contracts to provide telecommunications services to pay phones, covenants not to compete and dealer agreements were obtained. The contracts and the covenants are amortized over their estimated remaining lives. Amortization expense for 1997, 1996 and 1995 was $1,099, $790 and $117, respectively. Accumulated amortization at December 31, 1997 and 1996 was $1,236 and $137, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight line basis over 15 years. Amortization expense for 1997, 1996 and 1995 was $2,410, $1,500, and $758,
respectively. Accumulated amortization at December 31, 1997 and 1996 was $8,110 and $5,700, respectively.

Impairment Loss on Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

In connection with the enactment of the Telecommunications Act of 1996 and other regulatory actions, the Company evaluated the ongoing value of certain existing contracts and agreements to provide telecommunications services, and other investments. Based on this evaluation, the Company determined that certain assets, substantially related to rights acquired to provide long distance services to certain payphones, with a carrying amount of $3,176 were impaired and, accordingly, were written off in the fourth quarter of 1996. Fair value was based on estimated future cash flows to be generated, discounted at a market rate of interest.

Fair Value of Financial Instruments

The Company's management believes the carrying amounts of cash and cash equivalents, accounts receivable and short-term and long-term debt approximate their fair values.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and accounts receivable. The Company places its cash in accounts with several major financial institutions. Concentration of credit risk with respect to accounts receivable are generally diversified due to a large number of customers comprising the Company's customer base. Accordingly, the Company believes that their accounts receivable credit risk exposure is limited and appropriately provided for.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

1.       Summary of Significant Accounting Principles (continued)

Earnings (Loss) per Common Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128,

Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings (loss) per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings (loss) per share is very similar to the previously reported fully diluted earnings (loss) per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Employee Stock Option Plans

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company may elect to continue to apply the provisions of Accounting Principles Board's Opinion No. 25 (ABP 25), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plans or adopt the fair value method of accounting prescribed by SFAS 123. The Company has elected to continue to account for its stock option plans using APB 25, and therefore is not required to recognize compensation expense in connection with these plans. Companies that continue to use APB 25 are required to present in the notes to the consolidated financial statements the pro forma effects on reported net income (loss) and earnings (loss) per share as if compensation expense had been recognized based on the fair value of options granted (see Note 9).

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

Recently Issued Accounting Standards

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

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of a measure ("Comprehensive Income") of all changes in equity of a company that result from transactions and other economic events of the period other than transactions with owners.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

1.       Summary of Significant Accounting Principles (continued)

Recently Issued Accounting Standards (continued)

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997.

The Company intends to adopt the provisions of these standards in 1998 and does not expect their application to have a material impact on the financial statements of the Company.

Prior Year Amounts

Certain prior year amounts were reclassified to conform with the current year presentation.

2.       Acquisitions

In October 1995, Crescent purchased 100% of the issued and outstanding common stock of a company which owned, operated and maintained payphones, for total consideration of $5,884 consisting of: (i) a 10% promissory note in the amount of $1,550; (ii) 415,250 Series F Preferred Shares of the Company; and (iii) $2,258 in cash. The purchase price exceeded the fair value of the assets acquired by approximately $2,295, which was recorded as goodwill.

In June 1996, the Company acquired 100% of the common stock of CNSI, a telecommunications company engaged in the business of providing 0+ calling services primarily in Mexico. The purchase price aggregated $18,034, including cash of $1,094, 4,099,086 shares of unregistered common stock valued at $10,401, warrants valued at $380 and liabilities assumed of $6,159. The purchase price exceeded the book value of net assets acquired by $20,439, which has been recorded as goodwill.

In September 1996, the Company acquired 80% of the common stock of NBE, a provider of billing and collection services to telecommunications companies for 550,725 shares of unregistered Common Stock having a value of $1,330. The purchase price exceeded net assets acquired by $1,641, which has been recorded as goodwill.

In November 1996, pursuant to an Asset Purchase Agreement, the Company acquired pay telephones located primarily in New Jersey. The Asset Purchase Agreement provides for an aggregate consideration of $10,410, including cash of $3,010, 2,098,373 shares of unregistered common stock valued at $5,200 and liabilities assumed of $2,200. The total purchase price was allocated to the net assets acquired. The Company also granted certain piggyback registration rights for the shares issued as well as certain rights to require that the Company repurchase up to $3,250 in market value of the shares in the event the Company does not file a registration statement within a certain period of time. Such amount has been recorded as common stock subject to redemption.

The aforementioned acquisitions have been included in the Statement of Operations from their respective dates of acquisition. The acquisitions were accounted for under the purchase method.

The pro forma unaudited results of operations for the years ended December 31, 1996 and 1995 assuming the consummation of the aforementioned 1996 acquisitions as of the beginning of 1996 and 1995 and the 1995 acquisition as of the beginning of 1995 are as follows:

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

2.       Acquisitions (continued)


                                             1996             1995
                                         -------------------------------
         Revenues                         $151,245           $148,592
         Net loss                           (5,433)              (561)
         Net loss available for
           common shareholders              (6,449)            (1,104)
         Basic and diluted net
           loss per share                 $   (.29)          $   (.06)

During 1996, the Company acquired other unrelated pay telephones in a series of acquisitions and issued 245,742 of its unregistered Common Stock valued at $597. In March of 1997, the Company acquired payphones located in Florida for total consideration of $1,688, including cash of $1,254, assumed debt of $309 and 49,604 shares of unregistered common stock valued at $125. The effect of these acquisitions was not deemed material to the unaudited pro forma results of operations.


In addition to the acquisitions above, in August 1996, Teleplus assigned to the Company its Dealer Agreement with CNSI in exchange for cash of $1,500 and 1,052,336 of unregistered issuable Common Shares valued at $2,630. In January 1997, 526,168 shares were issued and an additional 526,168 shares are issuable in January 1998. The total purchase price has been included in intangibles and recorded as an obligation under non-compete agreement, representing the sellers obligation to the Company prior to issuance of the common shares.

3.       Property and Equipment

Property and equipment, at cost, consists of the following at December 31:

                                                 1997            1996
                                             ---------------------------
         Equipment, furniture and fixtures    $13,197          $10,341
         Installed telephone and
           related equipment                   22,383           18,704
         Leasehold improvements                 1,089              933
         Leased equipment                       4,864            6,354
                                             ---------------------------
                                               41,533           36,332
         Accumulated depreciation
           and amortization                    17,529           12,481
                                             ---------------------------
         Property and equipment, net          $24,004          $23,851
                                             ===========================

Depreciation expense totaled $5,048, $2,990 and $1,995 for the years ended December 31, 1997, 1996 and 1995, respectively.

4.       Debt

Long-term debt consists of the following at December 31:
                                                       1997            1996
                                                    -----------------------
         8  1/2% Convertible Subordinated Notes,
            due October 2002, with interest
            payable semi-annually on March 25
            and September 25, convertible at
            $2.78 per Common Share                  $15,000              -

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)


4.       Debt (continued)

                                                       1997            1996
                                                     --------------------------
         10.52% Secured Promissory Note, with
           interest and principal payments of
           $151 payable in 60 monthly
           installments commencing
            January 1, 1997                            5,777         $  6,910
         11.91% Secured Promissory Note,
            with interest and principal
            payments of $111 payable in
            60 monthly installments commencing
            February 1, 1997                           4,222            5,000
         10% Convertible Promissory Notes,
           due October 1999 with interest payable
           semi-annually on June 30 and
           December 31, convertible at
           $3.50 per common share                          -            1,400
         12.5% Secured Promissory Note,
           with interest only payable monthly;
           principal due November 30, 1998             1,000            1,000
         12.5% Secured Promissory Note,
           with interest only payable monthly;
           principal due January 31, 1999              1,000            1,000
         8%Convertible Promissory Note,
           due May 1997 with interest payable
           semi-annually on June 30 and December
           31, convertible at $2.8125 per
           Common Share                                    -              325
         Other                                         1,735              143
                                             -----------------------------------
                                                     $28,734          $15,778
         Less current maturities                       3,546            2,248
                                             ----------------------------------
                                                     $25,188          $13,530
                                             ==================================

During 1996, $150 of the 10% Convertible Promissory Note, plus accrued interest thereon, was converted into 44,643 Common Shares at $3.50 per share.

The aggregate principal maturities of long-term debt at December 31, 1997 are as follows:

                                                                 Principal
                           Year                                 Amount Due
                           ----                                 ----------
                           1998                                 $   3,546
                           1999                                     3,817
                           2000                                     3,010
                           2001                                     3,080
                           2002                                    15,281
                                                                ---------
                                                                $  28,734
                                                                =========

Short-term debt consists of the following at December 31:

                                                        1997            1996
                                                        ----            ----
           Asset based lending agreement (a)         $  6,678          $10,898
           Revolving line of credit (b)                 3,465              ---
           Other                                          877              600
                                                     --------         --------
                                                     $ 11,020          $11,498
                                                     ========         ========

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

4.       Debt (continued)

(a) As of December 31, 1997, the Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21,000 are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. The lending agreement extends through February 2000.

(b) In September 1997, the Company obtained a $5,000 revolving line of credit (the "Line of Credit"). The Line of Credit provides for borrowings based on a percentage of eligible receivables, as defined, and bears interest at a rate equal to the prime rate plus 1% per annum. Repayment of the Line of Credit is secured by certain trade receivables and other assets. Any future drawdowns against the Line of Credit are dependent upon an increase in eligible receivables.

During 1997, the Company borrowed $5,200 from Francesco Galesi, a Director of the Company, under various note agreements (see Note 11). $2,000 of the borrowings were repaid in 1997 and in January 1998, the balance remaining on the notes was converted into Common Stock of the Company, (see Note 14).

The weighted average interest rate for short term borrowings was 9.8% in 1997 and 10.25% in 1996.

Substantially all of the Company's assets serve as collateral under the terms of its debt agreement and capital lease obligations.

5.       Obligations Under Capital Leases

The Company is obligated under capital leases for the acquisition of telecommunication and office equipment at interest rates varying from 12% to 13% with terms ranging from three to five years. The leases are collateralized by the respective equipment with a cost of $4,864 and accumulated depreciation of $2,682 at December 31, 1997. Depreciation of assets under capitalized leases is included in depreciation expense.

Future minimum lease payments under capital leases at December 31, 1997 are as follows:

                  Year                                                 Amount
                  ----                                                 ------
                  1998                                                 $  2,103
                  1999                                                    1,192
                  2000                                                      289
                  2001                                                       26
                                                                       --------
                  Total future minimum lease payments                     3,610
                  Less amounts representing interest                        371
                                                                       --------
                  Present value of net future minimum payments            3,239
                  Less current portion                                    1,882
                                                                       --------
                  Noncurrent portion                                   $  1,357
                                                                       ========

6.       Income Taxes

At December 31, 1997, the Company has available net operating loss carryforwards of approximately $22,556 that expire through the year 2012. Approximately $10,500 of the net operating loss carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The Company has not recorded any future benefit related to the utilization of this net operating loss carryforward.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

6.       Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:


                                                                            1997                    1996
                                                                       ----------------------------------------------
           Deferred tax liabilities:
              Tax over book depreciation                               $  (1,725)                $  (1,124)
           Deferred tax assets:
              Net operating loss carryforwards                              8,571                    4,555
              Tax over book basis in impaired assets                        2,248                    2,248
              Restructuring reserve                                           532                       --
              Amortization of intangibles                                     118                      148
              AMT credit carryforward                                         137                      137
              Valuation allowance                                          (8,216)                  (4,173)
                                                                       ----------------------------------------------
           Net deferred tax assets                                     $    1,665               $    1,791
                                                                       ==============================================

The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995 consist of the following:

                                                 1997            1996                      1995
                                            -------------------------------------------------------
           Current:
              Federal                       $  (110)          $       45               $         50
              State                             264                  180                        100
                                            -------------------------------------------------------
                                            $   154           $      225               $        150
           Deferred:
              Federal                       $   110           $   (1,406)              $        160
              State                              16                 (264)                        19
                                            -------------------------------------------------------
                                            $   126           $   (1,670)                       179
                                            -------------------------------------------------------
                                            $   280           $   (1,445)              $        329
                                            =======================================================

The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                          1997             1996            1995
                                                     ------------------------------------------------
           Provision at federal statutory
              rate of 34%                            $ (4,430)         $  (1,935)       $      598
           Non deductible goodwill
              amortization                                680                475               278
           State income taxes, net of
              federal tax benefit                         185                (55)               79

           Other                                          227                  3                47
           Net change in valuation allowance            3,618                 67                --
           Utilization of net operating loss               --                 --              (673)
                                                     ------------------------------------------------
                                                     $    280          $  (1,445)       $      329
                                                     ================================================

                                      F-16

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

7.       Restructuring Charge

During the first quarter of 1997, the Company recorded a restructuring charge of $1,400 in connection with a reduction of its workforce, elimination of certain redundant functions and the closure of certain of its facilities. At December 31, 1997, the plan was substantially completed.

8.       Shareholders' Equity

Preferred Stock

In June 1997, the Company entered into agreements (Company Agreements) that provided for, among other things, the repurchase of certain outstanding convertible Preferred Shares, and the redemption of certain outstanding convertible promissory notes of the Company. In accordance with the Company agreements, in September 1997, the Company repurchased the following Preferred
Shares: (i) 1,413,337 Series D Preferred Shares at a repurchase price of $2.50 per share; (ii) 1,035,000 Series E Preferred Shares at a repurchase price of $2.8125 per share; and (iii) 415,250 Series F Preferred Shares at a repurchase price of $5.00 per share, for a total consideration of $8,520. The repurchase prices for the Preferred Shares were equal to the per share liquidation values of the respective shares. In addition, 72,450 Series B Preferred Shares were converted into 724,500 Common Shares. The Company paid all accrued and unpaid dividends, totaling $1,842, of the aforementioned Preferred Shares.

Pursuant to a January 1997 Stock Exchange Agreement as more fully described in
Note 11, Related Party Transactions, between the Company and Francesco Galesi, a Director of the Company, the Company issued 100,000 Series L Preferred Shares. In May 1997 the Series L Preferred Shares were converted into 1,500,000 Common Shares.

During 1997 the holder of an aggregate of 78,750 shares of the Company's Series G Preferred Stock elected to convert such shares into 810,797 of the Company's Common Shares. In connection with the Company's sale of these shares, in 1996, the Company recorded a deemed preferred dividend as a reduction in earnings available to common shareholders.

In December 1997, the Company received net proceeds of $940 in connection with the issuance of 1,000 shares of Series M Convertible Preferred Stock and the issuance of warrants to purchase 60,000 shares of the Company's Common Stock at $2.65 per share. The Series M Convertible Preferred Stock has the following rights and preferences, among others: (i) 5% cumulative dividend payable quarterly; (ii) the right to convert each share into Common Stock of the Company at a conversion price that is the lesser of (a) the average of the lowest five closing bid prices during the thirty trading day period before conversion notice was sent or (b) $2.65; and (iii) a liquidation preference equal to the stated value plus all accrued and unpaid dividends. The Series M Preferred Shareholders have no voting rights.

Common Stock

In 1996, 75,000 Common Shares were issued, at the then current market price of $3.00 per share, to certain employees of the Company, including the Chairman.

In May 1996, the Company committed to issue 245,000 Common Shares to certain officers, directors and a consultant of the Company. The shares are held by the Company and will be released annually on a pro rata basis over ten years provided the individuals continue to be employed by the Company. The recipients forfeit future releases if they are terminated with cause, as defined, among other matters. Any shares still held by the Company are released upon a change of control, as defined. During 1997, 44,500 Common Shares vested and were issued and 115,000 Common Shares were cancelled.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

8.       Shareholders' Equity (continued)

At December 31, 1997, 14,652,000 of the Company's Common Shares were reserved for issuance under stock option plans, warrant agreements and for conversions of preferred stock and convertible debt.

Warrants

In November 1995, the Company entered into an agreement with a customer, whereby the customer agreed to place in escrow certain warrants to purchase Common Shares of the Company held by the customer and granted the Company the right to cause the sale of such warrants whereby the first $800 of the proceeds were to be applied to reduce advances due from the customer to the Company. In February 1997, the Company entered into a substantially new contract with the customer, whereby the warrants were tendered to the Company in settlement of $800 of advances outstanding from the customer.

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

In January 1997, in connection with the Company's issuance of the Series L Preferred Shares, the Company issued warrants to purchase 1,500,000 Common Shares at an exercise price of $3.03. The warrants are exercisable through December 1999.

In January 1997, in connection with services to be performed by a consultant, the Company issued warrants to purchase 500,000 Common Shares at an exercise price of $3.00. The warrants are exercisable through January 2002.

In June 1997, in connection with a $2,000 loan from a trust established by Mr. Galesi, the Company issued warrants to purchase 500,000 Common Shares at an exercise price of $2.31 (see Note 11). The warrants are exercisable through June 2007.

In September 1997, in connection with the issuance of 8 1/2% Convertible Subordinated Notes due 2002 in the aggregate principal amount of $15,000 the Company issued to the initial purchaser and the international sales agent warrants to purchase 161,615 Common Shares of Common Stock at an exercise price of $2.78. The warrants are exercisable through September 2002.

In December 1997, in connection with the Company's issuance of the Series M Preferred Stock, the Company issued warrants to purchase 60,000 Common Shares at an exercise price of $2.65. The warrants are exercisable through December 2002.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)


8.       Shareholders' Equity (continued)

Warrants (continued)

The following table represents the changes in outstanding warrants, all of which are exercisable:

                                                        1997              1996             1995
                                                     ----------------------------------------------
         Outstanding at beginning of period
           ($0.50 to $120.00 per warrant)            2,640,000         1,922,569        1,737,569
         Issued ($0.50 to $5.29 per warrant)         2,721,615           725,000          210,000
         Exercised ($1.50 per warrant)                (155,000)              ---          (25,000)
         Expired/Cancelled ($20.00 to $120.00
           per warrant)                               (733,332)           (7,569)             ---
                                                     ----------------------------------------------
         Outstanding at end of period ($0.50 to
           $120.00 per warrant)                      4,473,283         2,640,000        1,922,569
                                                     ==============================================

9.       Employee Benefit Plans

Stock Options

The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the granting of options to employees (including officers and directors) and non-employee Directors of, and certain consultants and advisors to, the Company. Such options are intended to be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees of the Company. Nonstatutory stock options may be granted to employees or non-employee Directors of, and certain consultants and advisors to, the Company.

The Company's 1992 Stock Option Plan (the "1992 Plan") provides for the granting of options to employees (including officers and directors) and non-employee Directors of, and certain consultants and advisors to, the Company. Such options are intended to be either incentive stock options or nonstatutory stock options. Incentive stock options may be granted to employees of the Company. Nonstatutory stock options may be granted to employees or non-employee Directors of, and certain consultants and advisors to, the Company.

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

At December 31, 1997 the number of Common Shares reserved for issuance under the Plans is 4,343,000.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

9.       Employee Benefit Plans (continued)

The following table represents the changes in outstanding stock options under the Plans (of which 1,583,000, 618,000 and 260,000 were exercisable at December 31, 1997, 1996 and 1995, respectively).

                                                          1997           1996              1995
                                                     ----------------------------------------------
         Outstanding at beginning of year
           ($1.50 to $4.25 per share)                3,268,388         1,109,371         1,224,044
         Granted ($2.25 to $4.25 per share)          1,200,000         2,370,000           480,000
         Exercised ($1.50 to $3.00 per share)          (16,458)          (54,485)         (471,853)
         Cancelled ($1.50 to $4.25 per share)         (938,642)         (156,498)         (122,820)
                                                     -----------------------------------------------
         Outstanding at end of year ($1.50 to
           $4.25 per share)                          3,513,288         3,268,388         1,109,371
                                                     ==============================================

Stock Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997.


              Assumption                                     1997             1996                    1995
              ----------                             -------------------------------------------------------

           Risk-free rate                                     6%               6%                      6%
           Dividend yield                                     0%               0%                      0%
           Volatility factor of the expected
              market price of the Company's
              common stock                                   .50              .50                     .50
           Average life                                        3                3                       3

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                                         1997           1996            1995
                                                     --------------------------------------------

           Pro forma net income (loss)
                available for common shareholders    $(14,458)       $    (5,462)     $     883
           Pro forma net income (loss) per share:
                Basic                                $   (.47)       $      (.24)     $     .05
                Diluted                              $   (.47)       $      (.24)     $     .04


                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

9.       Employee Benefit Plans (continued)

Stock Based Compensation (continued)


The weighted average fair value of options granted during the years ended December 31, 1997, 1996 and 1995 were $1.04, $1.27 and $1.67, respectively. The weighted-average exercise price of options exercisable as of December 31, 1997 was $2.89 per share. The weighted-average remaining contractual life of those options is 2.5 years.

Retirement Plans

The Company has a retirement plan 401(k) covering all eligible employees. The annual provisions for the years ended December 31, 1997, 1996 and 1995 were approximately $84, $62 and $68, respectively.

10.      Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the years ended December 31, 1997, 1996 and 1995.


                                                           1997              1996             1995
                                                           ----              ----             ----
        Numerator:
           Net income (loss)                        $   (13,310)       $   ( 4,248)     $         1,431
           Preferred stock dividends                       (462)           ( 1,016)                (543)
                                                     --------------    --------------   ----------------
           Numerator for basic earnings (loss) per
              share - income (loss) available to
              common stockholders                       (13,772)           ( 5,264)                 888

           Effect of dilutive securities:
              Convertible debentures (1)                     --                 --                   91
                                                     --------------    --------------   ----------------

              Numerator for diluted earnings
               (loss) per share - income (loss)
                  available to common stockholders
                  after assumed conversions         $   (13,772)       $   ( 5,264)     $          979

         Denominator:
           Denominator for basic earnings (loss)
              per share-weighted-average shares      30,454,242         22,498,915          18,714,369
           Effect of dilutive securities:
              Employee stock options (1)                     --                 --             287,042
              Warrants (1)                                   --                 --             415,087
              Convertible debentures (1)                     --                 --           3,643,957
                                                     --------------    --------------   ----------------
           Dilutive potential common shares                  --                 --           4,346,086

         Denominator for diluted earnings (loss)
           per share-adjusted weighted-average
           shares and assumed conversions            30,454,242         22,498,215          23,060,455
                                                     ===============   ==============   ===============

         Basic earnings (loss) per share            $      (.45)       $      (.23)     $          .05
                                                     ===============   ==============   ===============


         Diluted earnings (loss) per share          $         (.45)    $      (.23)     $          .04
                                                     ===============   ==============   ===============

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

10.      Earnings (Loss) Per Share (continued)

(1) Not included in computation for 1997 and 1996 because security would have been antidilutive. For all years, preferred stock and its related dividend were excluded from computation as they were also antidilutive.

11.      Related Party Transactions

In January 1997, the Company and Mr. Galesi entered into a Stock Exchange Agreement whereby the Company acquired from Mr. Galesi 10% of the outstanding capital stock of Elektra Communication, Inc. ("ECI"), a telecommunications company controlled by him. Pursuant to the terms of the Stock Exchange Agreement, among other matters, (i) Mr. Galesi was issued 100,000 Series L Preferred Shares of the Company which automatically converted in May 1997 into an aggregate of 1,500,000 Common Shares (the "Conversion Shares") upon the filing of a Certificate of Amendment to the Certificate of Incorporation of the Company pursuant to which the number of Common Shares authorized for issuance was increased from 40,000,000 to 70,000,000; (ii) Mr. Galesi was issued a warrant which entitles him to purchase 1,500,000 Common Shares (the "Warrant Shares") at an exercise price of $3.03 per share (subject to reduction to zero in the event, during any continuous six month period commencing with January 1, 1997 and ending on December 31, 1999, the consolidated revenues from operations, as defined, of ECI are at least $12,500); (iii) Mr. Galesi was granted certain registration rights with regard to the Conversion Shares and Warrant Shares.

The Company's 10% investment in ECI is accounted for on the cost method and the value of the investment has been based on a preliminary estimate of the fair value of the Series L Preferred Shares and warrant issued, based upon the market prices of AMNEX's stock at the date of issuance, less a discount, and using the Black-Scholes model to value the warrant.

In June 1997, in connection with the Preferred Stock Repurchases, (see Note 8), Mr. Galesi acquired $404 principal amount 10% convertible notes for an aggregate purchase price of $3,863 from the then current holders and, pursuant to the terms of the acquired notes, converted the principal amounts thereof, together with accrued interest thereon of approximately $139, into 2,717,326 Common Shares.


In June 1997, the Company borrowed $2,000 for working capital purposes from an irrevocable trust established by Mr. Galesi. The working capital loan was due 15 days following demand for repayment, provided for interest at 10% per annum and was secured by certain accounts receivable. This note was repaid in September 1997.

In September 1997, the Company borrowed $500 for working capital purposes from Rotterdam Ventures, Inc. ("Rotterdam"), a company wholly owned by Mr. Galesi. The note evidencing the loan (the "$500 Note") provides for interest at the rate of 10% per annum and the payment of the principal amount thereof in September 1998. Payment of the $500 Note is secured by a security interest in certain payphones owned by one of the Company's subsidiaries.

In September 1997, the Company borrowed $800 from Rotterdam. The note evidencing the loan is unsecured, provides for interest at the rate of 6% per annum and is due in September 1998.

In October and November 1997, the Company borrowed $1,900 for working capital purposes from Rotterdam under unsecured demand promissory notes which bear interest at the rate of 10% per annum.

As part of the CNSI acquisition, the Company assumed note agreements with a former majority shareholder of CNSI who became a principal shareholder of the Company, in the amount of $1,198. The interest on the notes are payable monthly at a rate of 10.5%. Any payment which may be due on such notes has been delayed pending the outcome of a lawsuit filed against the Company by the former majority shareholder of CNSI and the Company's counterclaims.

                                   AMNEX, Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except share data)

12.      Major Customers

Two customers, controlled by the same group, accounted for 21% and 41% of the Company's revenue for the years ended December 31, 1996 and 1995, respectively.

13.      Commitments and Contingencies

The Company maintains office, operations and computer facilities under various operating leases. The minimum annual lease payments are as follows:

                           1998                       $ 1,328
                           1999                         1,128
                           2000                         1,101

                           2001                         1,131
                           2002                         1,207
                           Thereafter                   3,507
                                                     --------
                                                      $ 9,402
                                                     ========

The leases also provide for payment of real estate taxes and operating expenses. Rent expense for the years ended December 31, 1997, 1996 and 1995 was$1,833, $1,673 and $1,251, respectively.

The Company is a party to litigation in the normal course of business which management does not believe will have a material impact on the financial statements of the Company.

14.      Subsequent Events

In January 1998, the Company received net proceeds of $750 in connection with the issuance of 750 shares of Series M Convertible Preferred Stock and warrants to purchase 45,000 Common Shares of the Company at $2.65 per share.

During January and February 1998, the Company received $5,624 in proceeds in connection with several stock purchase agreements under which the Company issued 7,677,429 shares of its Common Stock at prices ranging from $1.10 and $1.16 per share. Certain restrictions were placed on the resale of these shares for a one year period from the date of issuance.

In January 1998, Mr. Galesi converted $3,200 in unpaid notes into 2,758,620 Common Shares of the Company at the then current market price of the Company's Common Stock. (See Note 4.) In consideration for the September, October and November 1997 loans, the Company granted to Mr. Galesi a warrant for the purchase of 750,000 Common Shares at an exercise price of $1.50 per share.

In March 1998, the Company received an $80,000,000 commitment from Credit Agricole Indosuez to provide term loans and a revolving credit facility which will be used to refinance existing debt, provide working capital needs and fund acquisitions. This commitment is subject to customary conditions, including completion of documentation.

                                   AMNEX, Inc.

                                   Schedule II
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)



               Column A                    Column B                Column C                  Column D          Column E

----------------------------------------------------------------------------------------------------------------------------
                                          Balance at              Additions
                                           beginning    ------------------------------       Deductions        Balance at
              Description                  of period    (1) Charged      (2) Charged         described       end of period
                                                         to costs and       to other            (a)
                                                           expenses         accounts
                                                                            described
----------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
     Year ended December 31, 1997         $2,757            $9,952                            $(8,925)         $  3,784
     Year ended December 31, 1996          2,954             7,432                             (7,629)            2,727
     Year ended December 31, 1995          3,213             7,328                             (7,587)            2,954
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

                                         AMNEX, INC.


March 31, 1998              By: /s/    Alan J. Rossi
                               --------------------------------------
                                Alan J. Rossi, Chairman of the Board
                                and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         Chairman of the Board and
/s/Alan J. Rossi         Chief Executive Officer             March 31, 1998
-------------------------
Alan J. Rossi


/s/Peter M. Izzo, Jr.    President and Director              March 31, 1998
-------------------------
Peter M. Izzo, Jr.


                         Chief Financial Officer
/s/Cynthia I. Terrell    and Principal Accounting Officer    March 31, 1998
-------------------------
Cynthia I. Terrell

/s/Francesco Galesi      Director                            March 31, 1998
-------------------------
Francesco Galesi

/s/Anne P. Jones         Director                            March 31, 1998
-------------------------
Anne P. Jones

/s/Harry R. Thompson     Director                            March 31, 1998
-------------------------
Harry R. Thompson

/s/A. Jones Yorke        Director                            March 31, 1998
-------------------------
A. Jones Yorke