Form 10-Q
period 1998-03-31
AMNEX INC
filed 1998-05-15
CIK 793526

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

                        Commission File Number: 0-17158


                                  AMNEX, Inc.
                                  -----------
            (Exact Name of Registrant as Specified in its Charter)

                New York                                 11-2790221
                --------                                 ----------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

      145 Huguenot Street, New Rochelle, NY                  10801
      -------------------------------------                  -----
     (Address of Principal Executive Officer)              (Zip Code)

                                (914) 235-1003
                                --------------
             (Registrant's Telephone Number, Including Area Code)


             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [X] Yes   [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                              [ ] Yes   [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 42,268,476 shares at March 31, 1998.

                                  AMNEX, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                          March 31, December 31,
                                                             1998        1997
                                                           -------     -------
                                                         (unaudited)
Assets
Current assets:
      Cash ...........................................     $ 1,953     $ 1,309
      Trade receivables, less allowance for
           doubtful accounts of $3,762 as of
           March 31, 1998 and $3,784 as of
           December 31, 1997 .........................      15,964      15,749
      Parts inventory ................................       1,111         936
      Deferred income taxes ..........................       1,665       1,665
      Customer advances ..............................         786         631
      Prepaid expenses and other current assets ......       1,903         832
                                                           -------     -------
Total current assets .................................      23,382      21,122

Investment in unconsolidated subsidiaries ............       5,091       5,091
Property and equipment, net ..........................      24,421      24,004
Intangible assets, net ...............................       9,614       9,655
Goodwill, net ........................................      28,644      28,599
Other assets .........................................       2,911       3,116
                                                           -------     -------
                                                           $94,063     $91,587
                                                           =======     =======

                                  AMNEX, Inc.
                    Consolidated Balance Sheets (continued)
                       (In thousands, except share data)

                                                                 March 31,   December 31,
                                                                    1998         1997
                                                                  --------    --------
                                                                (unaudited)
Liabilities and shareholders' equity
Current liabilities:
      Short-term debt .........................................   $  9,441    $ 11,020
      Accounts payable ........................................      7,184       8,291
      Accrued expenses ........................................      6,597       6,139
      Accrued network expenses ................................      2,796       2,115
      Accrued commissions .....................................      2,077       2,006
      Accrued taxes payable ...................................      1,476       1,788
      Due to related party ....................................      1,198       4,397
      Current portion of capital lease obligations ............      1,882       1,882
      Current portion of long-term debt .......................      4,546       3,546
                                                                  --------    --------
Total current liabilities .....................................     37,197      41,184

Capital lease obligations .....................................        807       1,357
Long-term debt ................................................     25,415      25,188
Minority interest .............................................        432         424
Compensation payable ..........................................        312         312
Obligations under non-compete agreement .......................       --         1,314
Common stock subject to redemption ............................      3,250       3,250

Commitments and contingencies
Shareholders' equity:
      Series M Preferred Stock, authorized 2,000
           shares, issued and outstanding 1,750
           shares at March 31, 1998 and 1,000 shares
           at December 31, 1997 (liquidation preference $1,000)      1,690         940
      Common Stock, $.001 par; authorized 70,000,000,
           issued 42,286,726 at March 31, 1998 and
           34,083,129 at December 31, 1997 ....................         42          34
Capital in excess of par value ................................     76,063      65,597
Accumulated deficit ...........................................    (50,669)    (47,537)
                                                                  --------    --------
                                                                    27,126      19,034

Less 18,250 common shares held in treasury, at cost ...........       (476)       (476)
                                                                  --------    --------
Total shareholders' equity ....................................     26,650      18,558
                                                                  --------    --------

Total liabilities and shareholders' equity ....................   $ 94,063    $ 91,587
                                                                  ========    ========


See accompanying notes.

                                  AMNEX, Inc.
                     Consolidated Statements of Operations
                For the Three Months Ended March 1998 and 1997
                       (In thousands, except share date)
                                  (Unaudited)

                                                          1998          1997
                                                       --------      --------

Revenue ..........................................     $ 22,180      $ 31,327

Costs and expenses:
      Cost of sales ..............................       16,810        23,358
      Selling, general and administrative ........        4,473         5,005
      Depreciation and amortization ..............        2,548         2,012
      Restructuring charge .......................         --           1,400
                                                       --------      --------
                                                         23,831        31,775

Operating loss ...................................       (1,651)         (448)

Interest expense .................................        1,378           835
Other (income) expense ...........................            8           (23)
                                                       --------      --------

Loss before income taxes .........................       (3,037)       (1,260)
Provision for income taxes .......................           75            50
                                                       --------      --------

Net loss .........................................     $ (3,112)     $ (1,310)
                                                       ========      ========

Preferred share dividend .........................           20           154
                                                       --------      --------

Net loss available for common shareholders .......     $ (3,132)     $ (1,464)
                                                       ========      ========

Basic and diluted loss per common share ..........     $   (.08)     $   (.05)
                                                       ========      ========

See accompanying notes.

                                  AMNEX, Inc.
                Consolidated Statement of Shareholders' Equity
                   December 31, 1997 through March 31, 1998
                       (In thousands, except share data)
                                  (Unaudited)


                                       Common Stock           Preferred     Capital in                                  Total
                                      $.001 Par Value           Stock       Excess of     Accumulated    Treasury    Shareholders
                                     Shares        Amount      Series M     Par Value       Deficit        Stock        Equity
                                  ----------------------------------------------------------------------------------------------
Balance, December 31, 1997 ...    34,083,129       $  34       $   940      $ 65,597      $ (47,537)      $ (476)      $  18,558
Issuance of common shares ....     5,444,977           5                       7,269                                       7,274
Issuance of preferred shares .                                     750                                                       750
Conversion of debt ...........     2,758,620           3                       3,197                                       3,200
Issuance of warrants..........
Preferred stock dividend .....                                                                  (20)                         (20)
Net loss .....................                                                               (3,112)                      (3,112)
                                  ----------       -----       -------      --------      ---------       ------       ---------
Balance, March 31, 1998 ......    42,286,726       $  42       $ 1,690      $ 76,063      $ (50,669)      $ (476)      $  26,650
                                  ==========       =====       =======      ========      =========       ======       =========



See accompanying notes.

                                  AMNEX, Inc.
                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997
                                (In thousands)
                                  (Unaudited)

                                                                                                        1998                  1997
                                                                                                      -------               -------
Cash flows from operating activities
      Net loss .........................................................................              $(3,112)              $(1,310)
      Adjustments to reconcile net loss to net cash
        provided by (used) in operating activities:
           Depreciation and amortization ...............................................                2,546                 2,011
           Minority interest ...........................................................                   (8)                   (5)
           Provision for losses on receivables .........................................                  (22)                 (189)
           Gain on sale of assets
           Changes in assets and liabilities:
                Trade receivables ......................................................                 (193)               (4,003)
                Parts inventory ........................................................                 (175)                  (64)
                Customer advances, prepaid expenses and
                   other current assets ................................................               (1,226)                  566
                Other assets ...........................................................                 (700)                 (196)
                Accounts payable and other accrued expenses ............................                 (209)                3,219
                                                                                                      -------               -------
      Net cash provided by (used in) operating activities ..............................               (3,099)                   29
                                                                                                      -------               -------

Cash flows from investing activities
      Purchase of business, net of cash acquired .......................................                 --                    (880)
      Purchase of payphones ............................................................               (1,154)                 (378)
      Expenditures for property and equipment ..........................................                 (546)                 (884)
                                                                                                      -------               -------
      Net cash used in investing activities ............................................               (1,700)               (2,142)

Cash flows from financing activities
      Proceeds from sale of common stock ...............................................                5,585                  --
      Proceeds from sale of Preferred shares ...........................................                  750                  --
      Proceeds from the exercise of common stock options ...............................                 --                      37
      Proceeds from long-term debt .....................................................                1,816                  --
      Borrowings (repayments) under revolving credit, net ..............................               (1,567)                  112
      Payments on long-term debt .......................................................                 (590)                 (471)
      Principal payments under capital lease obligations ...............................                 (551)                 (649)
                                                                                                      -------               -------
      Net cash used in financing activities ............................................                5,443                  (971)
                                                                                                      -------               -------
      Net increase (decrease) in cash ..................................................                  644                (3,084)
      Cash at beginning of period ......................................................                1,309                 4,947
                                                                                                      -------               -------
      Cash at end of period ............................................................              $ 1,953               $ 1,863
                                                                                                      =======               =======


See accompanying notes.

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Three months ended March 31, 1998:

1. The Company issued 526,168 Common Shares pursuant to an agreement with Teleplus, Inc.
2. The Company issued 2,758,620 Common Shares pursuant to the conversion of $3,200 in notes. (See shareholders' equity note.)
3.   Interest of $1,068 was paid.

Three months ended March 31, 1997:

1. The Company issued 422,309 Common Shares pursuant to the conversion of 51,250 Series G Preferred Shares.
2. The Company issued 94,369 Common Shares for the acquisition of pay telephones.
3. The Company issued 526,168 Common Shares pursuant to agreement with Teleplus, Inc.
4. The Company issued 12,844 Common Shares pursuant to employee stock options.
5.   Interest of $983 was paid.
6.   Income taxes of $321 were paid.

                                  AMNEX, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998; results of operations for the three months ended March 31, 1998 and 1997; cash flows for the three months ended March 31, 1998 and 1997; and changes in shareholders' equity for the three months ended March 31, 1998. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet has been derived from AMNEX's audited financial statements as of that date. Certain prior year amounts were reclassified to conform with the current year presentation.

2.   Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which significantly changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. SFAS No. 131 is effective for annual periods beginning after December 15, 1997 and interim periods beginning in the second year of application. The Company intends to adopt the provisions of this standard in 1998 and does not expect its application to have a material impact on the financial statements of the Company.

3.   Shareholders' Equity

     In January 1998, the Company received net proceeds of $750 in connection with the issuance of 750 shares of Series M Convertible Preferred Stock and the issuance of warrants to purchase 45,000 shares of the Company's Common Stock at $2.65 per share. The Series M Convertible Preferred Stock has the following rights and preferences, among others: (i) 5% cumulative dividend payable quarterly, (ii) the right to convert each share into Common Stock of the Company at a conversion price that is the lesser of
     (a) the average of the lowest five closing bid prices during the thirty trading day period before conversion notice was sent or (b) $2.65; and
     (iii) a liquidation preference equal to the stated value plus all accrued and unpaid dividends. The Series M Preferred Shareholders have no voting rights.

     During January and February 1998, the Company received $5,624 in proceeds in connection with several stock purchase agreements under which the Company issued 4,918,809 shares of its Common Stock at prices ranging from $1.10 and $1.16 per share. Certain restrictions were placed on the resale of these shares for a one year period from the date of issuance.

     In January 1998, Francesco Galesi, a Director of the Company, converted $3,200 in unpaid notes into 2,758,620 Common Shares of the Company at the then current market price of the Company's Common Stock. In consideration for these 1997 loans, the Company granted to Mr. Galesi a warrant for the purchase of 750,000 Common Shares at an exercise price of $1.50 per share.

4.   Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share for the quarters ended March 31, 1998 and 1997:


                                                        1998            1997
                                                   ------------    ------------
Numerator:
  Net loss .....................................   $     (3,112)   $     (1,310)
  Preferred stock dividends ....................             20             154
                                                   ------------    ------------
  Numerator for basic and diluted loss per share -
    loss available to common stockholders (1)...   $     (3,132)   $     (1,464)
                                                   ============    ============

Denominator:
  Denominator for basic and diluted loss per
       share - weighted-average shares .........     39,838,260      27,503,743
                                                   ============    ============

Basic and diluted loss per share ...............   $      (0.08)   $      (0.05)
                                                   ============    ============


(1) For both quarters stock options, warrants, preferred stock and its related dividends, and convertible debentures were excluded from computation as they were antidilutive.

                       FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed herein and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                Three Months Ended March 31, 1998 Compared with
                       Three Months Ended March 31, 1997

Results of Operations

For the three months ended March 31, 1998, the Company had an operating loss of $1,651,000 as compared to a $448,000 operating loss for the three months ended March 31, 1997. The increased operating loss for the quarter ended March 31, 1998 was principally attributable to a $9,147,000 reduction in revenue to $22,180,000 for the quarter ended March 31, 1998 as compared to revenue of $31,327,000 in the quarter ended March 31, 1997. The decline in revenue was primarily due to a $8,641,000 reduction in the Company's domestic and international operator services revenue. The 1997 period results included a restructuring charge of $1,400,000 which related to the Company's plan, which has been completed, to close certain of its facilities and eliminate redundant functions.

Despite the decrease in revenue, cost of sales, as a percentage of revenue was comparable to that of the first quarter of 1997. For the first quarter of 1998 cost of sales was 75.7% of revenue as compared to 74.6% of revenue in the first quarter of 1997.

Selling, general and administrative expenses totaled $4,473,000, or 20.2% of revenue, in the quarter ended March 31, 1998 as compared to $5,005,000, or 16.0% of revenue, in the quarter ended March 31, 1997. The increase, as a percentage of sales, in the current quarter resulted from the decline in revenue. The Company's effective cost control efforts and its 1997 restructuring plan have enabled it to reduce its spending level in 1998.

Interest expense increased to $1,378,000 for the three months ended March 31, 1998 from $835,000 for the three months ended March 31, 1997. The increase reflects increased borrowings related to the issuance of 8-1/2% Convertible Subordinated Notes in the aggregate principal amount of $15 million on September 30, 1997 and an interest charge related to warrants issued in connection with the conversion, in January 1998, of $3,200,000 in unpaid notes into 2,758,620 Common Shares of the Company, by Francesco Galesi, a Director of the Company.

Liquidity and Capital Resources

The Company had a working capital deficiency of $13,815,000 at March 31, 1998 versus a $20,062,000 deficiency at December 31, 1997. The improvement was primarily due to $6,335,000 in cash received in January and February 1998 in connection with the issuance of Preferred and Common Stock of the Company and the conversion of $3,200,000 in debt into Common Shares of the Company in January 1998. The Company is continuing to pursue alternate and additional financing from several different sources and believes additional financing will be obtained to meet its current and future obligations.

The Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21 million are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. At March 31, 1998, the amount due under this agreement was $6,713,000. The lending agreement extends through February 2000.

The Company has a $5,000,000 revolving line of credit (the "Line of Credit") which provides borrowings based on a percentage of eligible receivables and interest at a rate equal to the prime rate plus 1% per annum. At March 31, 1998, the amount due under this agreement was $2,716,000.

                                    PART II
                               OTHER INFORMATION

Item 1.    Legal Proceedings.

      None.

Item 2.    Changes in Securities.

      (a)  None.

      (b)  None.

      (c) Previously reported.

Item 3.    Defaults Upon Senior Securities.

      (a)  None.

      (b)  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

Item 5.    Other Information.

      None.

Item 6.    Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           27   Financial Data Schedule

      (b) Reports on Form 8-K.

           During the quarter ended March 31, 1998, a Current Report on Form 8-K was filed by the Company as follows:

           (i)  Date of Report:      January 29, 1998
                Item Reported:       5

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMNEX, INC.

      May 14, 1998                       By: /s/ Alan J. Rossi
                                            ------------------
                                            Alan J. Rossi
                                            Chairman of the Board and
                                            Chief Executive Officer

      May 14, 1998                       By: /s/ Cynthia I. Terrell
                                            -----------------------
                                            Cynthia I. Terrell
                                            Vice President and
                                            Chief Financial Officer