Form 10-Q
period 1998-06-30
AMNEX INC
filed 1998-08-14
CIK 793526

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    --------------

                        Commission File Number: 0-17158
                                               --------

                                  AMNEX, INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            NEW YORK                                    11-2790221
-------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

145 HUGUENOT STREET, NEW ROCHELLE, NY                           10801
-------------------------------------------------------------------------------
(Address of Principal Executive Officer)                 (Zip Code)

                                (914) 235-1003
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                            ( ) Yes ( ) No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 42,323,653 shares at June 30, 1998.

                       FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed herein and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

            THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH
                   THREE AND SIX MONTHS ENDED JUNE 30, 1997

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, the Company had an operating loss of $1,549,000 as compared to operating income of $654,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 the Company's operating loss totaled $3,200,000 as compared to $206,000 operating income for the same period last year. The operating loss for the three months and six months ended June 30, 1998 was attributable to reduced revenue in both the periods. For the three months ended June 30, 1998 revenue declined $10,008,000 to $21,015,000 as compared to revenue of $31,023,000 for the June 1997 quarter. For the six months ended June 30, 1998, revenue declined $19,155,000 to $43,195,000 from $62,350,000 for the comparable period in 1997. The decline for both the three and six month periods was primarily attributable to a decline in operator services revenue.

Cost of sales for the three months ended June 30, 1998 represented 75% of revenue as compared to 70% of revenue for the same period last year. For the six months ended June 30, 1998 costs of sales was 76% of revenue as compared to 73% for the six months ended June 30, 1997. The increase for both the three and six month period ended June 30, 1998 resulted from the decline in revenue in the 1998 periods.

Selling, general and administrative expenses declined to $4,160,000 for the three months ended June 30, 1998 as compared to $6,318,000 for the three months ending June 30, 1997, representing 20% of revenue in both periods. Year-to-date, selling, general and administrative expenses totaled $8,633,000 or 20% of revenue, as compared to $11,323,000, or 18% of revenue, in the 1997 six-month period. The Company's effective cost control efforts and its 1997 restructuring plan have enabled it to continue to reduce its spending levels in 1998.

Interest expense increased to $1,017,000 for the three months ended June 30, 1998 from $857,000 for the three months ended June 30, 1997. The increase reflects increased borrowings related to the issuance of 8-1/2% Convertible Subordinated Notes ("Notes") in the aggregate principal amount of $15 million on September 30, 1997. For the six months ended June 30, 1998 interest expense totaled $2,395,000 as compared to $1,692,000 for the comparable period in 1997. The increase is due to the Notes and an interest charge related to warrants issued in connection with the conversion, in January 1998, of $3,200,000 in unpaid notes into 2,758,620 Common Shares of the Company, by Francesco Galesi, a Director of the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency of $15,246,000 at June 30, 1998 versus a $20,062,000 deficiency at December 31, 1997. The improvement was primarily due to $6,238,000 in cash received in January and February 1998 in connection with the issuance of Preferred and Common Stock of the Company and the conversion of $3,200,000 in debt into Common Shares of the Company in January 1998. The Company is continuing to pursue alternate and additional financing from several different sources and believes additional financing will be obtained to meet its current and future obligations.

The Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21 million are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. At June 30, 1998, the amount due under this agreement was $6,264,000. The lending agreement extends through February 2000.

The Company has a $5,000,000 revolving line of credit (the "Line of Credit") which provides borrowings based on a percentage of eligible receivables and interest at a rate equal to the prime rate plus 1% per annum. At June 30, 1998, the amount due under this agreement was $3,397,000.

                                  AMNEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    June 30,   December 31,
                                                     1998         1997
                                                     ----         ----
                                                  (unaudited)

Assets
Current assets:
      Cash                                          $ 1,199     $ 1,309
      Trade receivables, less allowance for
           doubtful accounts of $3,100
           as of June 30, 1998 and $3,784
           as of December 31, 1997                   15,364      14,653
      Parts inventory                                 1,060         936
      Deferred income taxes                           1,665       1,665
      Customer advances                                 663         631
      Prepaid expenses and other current assets       2,077       1,928
                                                    -------     -------
Total current assets                                 22,028      21,122

Investment in unconsolidated subsidiaries             5,091       5,091
Property and equipment, net                          23,528      24,004
Intangible assets, net                                9,288       9,655
Goodwill, net                                        28,023      28,599
Other assets                                          2,739       3,116
                                                    -------     -------


Total Assets                                        $90,697     $91,587
                                                    =======     =======

                                  AMNEX, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               June 30,     December 31,
                                                                                 1998          1997
                                                                                 ----          ----
                                                                              (unaudited)

Liabilities and shareholders' equity
Current liabilities:
      Short-term debt                                                          $  9,661      $ 11,020
      Accounts payable                                                            8,047         8,291
      Accrued expenses                                                            5,369         6,139
      Accrued network expenses                                                    2,914         2,115
      Accrued commissions                                                         1,529         2,006
      Accrued taxes payable                                                       1,456         1,788
      Due to related party                                                        1,948         4,397
      Current portion of capital lease obligations                                1,404         1,882
      Current portion of long-term debt                                           4,946         3,546
                                                                               --------      --------
Total current liabilities                                                        37,274        41,184

Capital lease obligations                                                         1,065         1,357
Long-term debt                                                                   24,472        25,188
Minority interest                                                                   513           424
Compensation payable                                                                312           312
Obligations under non-compete agreement                                            --           1,314
Common stock subject to redemption                                                3,250         3,250

Commitments and contingencies
Shareholders' equity:
      Series M Preferred Stock, authorized 2,000 shares, issued and outstanding 1,701 shares at June 30, 1998 and 1,000 shares
           at December 31, 1997 (liquidation preference $1,000)                   1,644           940
      Common Stock, $.001 par; authorized 70,000,000, issued 42,341,903 at
           June 30, 1998 and 34,083,129 at December 31, 1997                         42            34
Capital in excess of par value                                                   75,925        65,597
Accumulated deficit                                                             (53,324)      (47,537)
                                                                               --------      --------
                                                                                 24,287        19,034
Less 18,250 common shares held in treasury, at cost                                (476)         (476)
                                                                               --------      --------
Total shareholders' equity                                                       23,811        18,558
                                                                               --------      --------
Total liabilities and shareholders' equity                                     $ 90,697      $ 91,587
                                                                               ========      ========




See accompanying notes.

                                  AMNEX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                          Three Months Ended June 30,          Six Months Ended June 30,
                                          1998                  1997          1998                  1997
                                          ----                  ----          ----                  ----

Revenue                                   $ 21,015          $ 31,023          $ 43,195          $ 62,350

Costs and expenses:
  Costs of sales                            15,867            21,871            32,677            45,229
  Selling, general and administrative        4,160             6,318             8,633            11,323
  Depreciation and amortization              2,537             2,180             5,085             4,192
  Restructuring charge                        --                --                --               1,400
                                          --------------------------          --------------------------
                                            22,564            30,369            46,395            62,144

Operating income (loss)                     (1,549)              654            (3,200)              206
Interest expense                             1,017               857             2,395             1,692
                                          --------------------------          --------------------------
Loss before income taxes
  and minority interest                     (2,566)             (203)           (5,595)           (1,486)

Minority interest in income (loss)
  of subsidiaries                               (7)               14                 1                (9)
                                          --------------------------          --------------------------
Loss before income taxes                    (2,559)             (217)           (5,596)           (1,477)

Provision for income taxes                      75                50               150               100
                                          --------------------------          --------------------------
Net loss                                  $ (2,634)         $   (267)         $ (5,746)         $ (1,577)
                                          ==========================          ==========================

Preferred share dividend                  $     21          $    154          $     41          $    308
                                          --------------------------          --------------------------
Net loss available for
  common shares                           $ (2,655)         $   (421)         $ (5,787)         $ (1,885)
                                          ==========================          ==========================

Basic and diluted loss per
  common share                            $   (.06)         $   (.01)         $   (.14)         $   (.07)
                                          ==========================          ==========================




See accompanying notes.

                                  AMNEX, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    DECEMBER 31, 1997 THROUGH JUNE 30, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                       Common Stock        Preferred    Capital in                                  Total
                                      $.001 Par Value        Stock      Excess of     Accumulated   Treasury    Shareholders'
                                   Shares         Amount    Series M    Par Value       Deficit       Stock        Equity
                                   ----------------------------------------------------------------------------------------
Balance, December 31, 1997         34,083,129    $    34    $    940    $   65,597    $  (47,537)    $ (476)    $    18,558

Issuance of common shares           5,460,362          5                     7,131                                    7,136
Issuance of preferred shares                                     750                                                    750
Conversion of preferred shares         41,827                    (46)                                                   (46)
Conversion of debt                  2,758,620          3                     3,197                                    3,200
Issuance of warrants
Preferred stock dividends                                                                    (41)                       (41)
Net loss                                                                                  (5,746)                    (5,746)
                                   ----------------------------------------------------------------------------------------
Balance, June 30, 1998             42,341,903    $    42    $  1,644    $   75,925    $  (53,324)    $ (476)    $    23,811
                                   ========================================================================================



See accompanying notes.

                                  AMNEX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                1998         1997
                                                                ----         ----

Cash flows from operating activities
      Net loss                                                $(5,746)     $(1,577)
      Adjustments to reconcile loss to net cash
        used in operating activities:
           Depreciation and amortization                        5,085        4,191
           Minority interest                                      (89)         (14)
           Provision for losses on receivables                   (684)        (382)
           Changes in assets and liabilities:
                Trade receivables                                 (27)      (5,143)
                Parts inventory                                  (124)        (119)
                Customer advances, prepaid expenses and
                   other current assets                          (181)      (1,239)
                Other assets                                      377         (552)
                Accounts payable and accrued expenses          (1,024)       3,736
                                                              --------------------
      Net cash used in operating activities                    (2,413)      (1,099)
                                                              --------------------


Cash flows from investing activities
      Purchase of business, net of cash acquired                   --         (881)
      Purchase of payphones                                    (2,186)        (475)
      Expenditures for property and equipment                  (1,054)      (1,290)
                                                              --------------------
      Net cash used in investing activities                    (3,240)      (2,646)

Cash flows from financing activities
      Net proceeds from sale of common stock                    5,488            2
      Proceeds from sale of Preferred shares                      750           --
      Proceeds from the exercise of common stock options           --           37
      Proceeds from related party debt                            750           --
      Proceeds from long-term debt                              1,816           --
      Borrowings (repayments) under revolving credit, net      (1,359)       2,159
      Payments on long-term debt                               (1,132)      (1,099)
      Principal payments under capital lease obligations         (770)      (1,097)
                                                              --------------------
      Net cash provided by financing activities                 5,543            2
                                                              --------------------

      Net decrease in cash                                       (110)      (3,743)
      Cash at beginning of period                               1,309        4,947
                                                              --------------------
      Cash at end of period                                   $ 1,199      $ 1,204
                                                              ====================



See accompanying notes.

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Six months ended June 30, 1998:

1. The Company issued 526,168 Common Shares pursuant to an agreement with Teleplus, Inc.
2. The Company issued 2,758,620 Common Shares pursuant to the conversion of $3,200 in notes.
      (See shareholders' equity note.)
3. The Company issued 41,827 Common Shares pursuant to the conversion of 49 Series M Preferred Shares.
4. The Company issued 15,385 Common Shares pursuant to an agreement among the Company, National Telecom USA, Inc. and Brian E. King.
5.    Interest of $1,068 was paid.
6.    Income taxes of approximately $311 were paid.

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

                                  AMNEX, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998; results of operations for the three and six months ended June 30, 1998 and 1997; cash flows for the six months ended June 30, 1998 and 1997; and changes in shareholders' equity for the six months ended June 30, 1998. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet has been derived from AMNEX's audited financial statements as of that date. Certain prior year amounts were reclassified to conform with the current year presentation.

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

                                  AMNEX, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

4.    LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for the quarters and six months ended June 30, 1998 and 1997:

                                                         Three Months Ended June 30        Six Months Ended June 30
                                                           1998             1997             1998             1997
                                                           ----             ----             ----             ----
Numerator:
   Net loss                                            $     (2,634)    $       (267)    $     (5,746)    $     (1,577)
   Preferred stock dividends                                     21              154               41              308
                                                       ------------     ------------     ------------     ------------
   Numerator for basic and diluted loss per share -
     loss available to common stockholders (1)         $     (2,655)    $       (421)    $     (5,787)    $     (1,885)
                                                       ============     ============     ============     ============

Denominator:
   Denominator for basic and diluted loss per
     share - weighted-average shares                     42,303,349       29,058,761       40,897,102       28,328,062
                                                       ============     ============     ============     ============

Basic and diluted loss per share                       $       (.06)    $       (.01)    $       (.14)    $       (.07)
                                                       ============     ============     ============     ============

(1) For all periods stock options, warrants, preferred stock and its related dividends, and convertible debentures were excluded from computation as they were antidilutive.

5.    RELATED PARTY TRANSACTION

In May 1998, the Company borrowed $750 for working capital purposes from Rotterdam Ventures, Inc., a company wholly-owned by Mr. Galesi, under an unsecured demand promissory note which bears interest at prime plus 1% per annum. (See subsequent events note.)

6.    SUBSEQUENT EVENTS

In July 1998, pursuant to an Asset Purchase Agreement, the Company acquired 2,300 payphones. The Asset Purchase Agreement provides for an aggregate consideration of $8,510, including cash of $600 and debt assumed of $7,910. In connection with this acquisition, Mr. Galesi loaned the Company $1,500 under an agreement whereby the May 1998 $750 unsecured promissory note was paid and a new $1,500 note, secured by assets of the Company, was issued. The $1,500 note is convertible into Common Shares at the conversion rate of $1.25 per share.

In August 1998, the Company borrowed $500,000 for working capital purposes from Mr. Galesi under an unsecured demand promissory note that bears interest at prime plus 2% per annum.

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

     None.

ITEM 2.    CHANGES IN SECURITIES.

     (a)  None.

     (b)  None.

     (c)  Previously reported.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     (a)  None.

     (b)  None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the quarter ended June 30, 1998.

ITEM 5.    OTHER INFORMATION.

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

           10.1 Demand Promissory Note, dated as of May 12, 1998, between the Company and Rotterdam Ventures, Inc.

           27   Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AMNEX, INC.

      August 14, 1998                         By: /s/ Alan J. Rossi
                                                 ------------------
                                                    Alan J. Rossi
                                                    Chairman of the Board and
                                                    Chief Executive Officer

      August 14, 1998                         By: /s/ Cynthia I. Terrell
                                                 -----------------------
                                                    Cynthia I. Terrell
                                                    Vice President and
                                                    Chief Financial Officer