Form 10-Q
period 1998-09-30
AMNEX INC
filed 1998-11-13
CIK 793526

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                     or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from                to
                                     --------------    ---------------

                       Commission File Number: 0-17158

                                 AMNEX, Inc.
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

                        New York                                                       11-2790221
--------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)             (I.R.S. Employer Identification No.)

    145 Huguenot Street, New Rochelle, NY                           10801
------------------------------------------------------------------------------
   (Address of Principal Executive Officer)                  (Zip Code)

                               (914) 235-1003
------------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value; 44,128,124 shares at September 30, 1998.

                                 AMNEX, Inc.

                                    Index

                                                                            Page

PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements:

                   Consolidated Balance Sheets                                 1

                   Consolidated Statements of Operations                       3

                   Consolidated Statement of Shareholders' Equity              4

                   Consolidated Statements of Cash Flow                        5

                   Notes to Consolidated Financial Statements                  7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                               12

     Item 4.  Submission of Matters to a Vote of Security Holders             14

     Item 6.  Exhibits and Reports of Form 8-K                                14

SIGNATURE

                                 AMNEX, Inc.
                         Consolidated Balance Sheets
                      (In thousands, except share data)



                                                                             September 30,  December 31,
                                                                                1998           1997
                                                                                ----           ----
                                                                             (unaudited)

Assets
Current assets:
      Cash                                                                     $ 2,017        $ 1,309
      Trade receivables, less allowance for doubtful accounts of $2,905
           as of September 30, 1998 and $3,784 as of December 31, 1997          14,551         14,653
      Parts inventory                                                            1,236            936
      Deferred income taxes                                                      1,665          1,665
      Customer advances                                                            457            631
      Prepaid expenses and other current assets                                  1,930          1,928
                                                                               -------        -------
Total current assets                                                            21,856         21,122

Investment in unconsolidated subsidiaries                                        5,091          5,091
Property and equipment, net                                                     26,952         24,004
Intangible assets, net                                                          10,085          9,655
Goodwill, net                                                                   30,626         28,599
Other assets                                                                     2,956          3,116
                                                                               -------        -------


Total Assets                                                                   $97,566        $91,587
                                                                               =======        =======

                                 AMNEX, Inc.
                   Consolidated Balance Sheets (continued)
                      (In thousands, except share data)



                                                                             September 30,  December 31,
                                                                                1998           1997
                                                                                ----           ----
                                                                             (unaudited)

Liabilities and shareholders' equity
Current liabilities:
      Short-term debt                                                          $ 8,966        $11,020
      Accounts payable                                                           7,274          8,291
      Accrued expenses                                                           5,996          6,139
      Accrued network expenses                                                   3,002          2,115
      Accrued commissions                                                        1,886          2,006
      Accrued taxes payable                                                      1,705          1,788
      Due to related party                                                       1,698          4,397
      Current portion of capital lease obligations                               1,520          1,882
      Current portion of long-term debt                                          3,482          3,546
                                                                               -------        -------
Total current liabilities                                                       35,529         41,184

Capital lease obligations                                                          283          1,357
Long-term debt                                                                  37,168         25,188
Minority interest                                                                  500            424
Compensation payable                                                               312            312
Obligations under non-compete agreement                                           --            1,314
Common stock subject to redemption                                               3,250          3,250

Commitments and contingencies
Shareholders' equity:
      Series M Preferred Stock, authorized 2,000 shares, issued and outstanding 1,362 shares at September 30, 1998 and 1,000
           shares at December 31, 1997 (liquidation preference $1,000)           1,325            940
      Common Stock, $.001 par; authorized 70,000,000, issued 44,146,624 at
           September 30, 1998 and 34,083,129 at
       December 31, 1997                                                            44             34
Capital in excess of par value                                                  77,843         65,597
Accumulated deficit                                                            (58,212)       (47,537)
                                                                               -------        -------
                                                                                21,000         19,034
Less 18,250 common shares held in treasury, at cost                               (476)          (476)
                                                                               -------        -------
Total shareholders' equity                                                      20,524         18,558
                                                                               -------        -------
Total liabilities and shareholders' equity                                     $97,566        $91,587
                                                                               =======        =======




See accompanying notes.

                                 AMNEX, Inc.

                    Consolidated Statements of Operations

       For the Three and Nine Months Ended September 30, 1998 and 1997

                      (In thousands, except share data)

                                 (Unaudited)

                                          Three Months Ended September 30    Nine Months Ended September 30
                                               1998             1997             1998             1997
                                               ----             ----             ----             ----

Revenue                                      $ 19,671         $ 31,357         $ 62,866         $ 93,707

Costs and expenses:
  Costs of sales                               15,263           25,452           47,940           70,681
  Selling, general and administrative           4,611            8,747           13,246           20,070
  Depreciation and amortization                 2,728            2,513            7,813            6,705
  Restructuring charge                           --               --               --              1,400
                                             -------------------------         -------------------------
                                               22,602           36,712           68,999           98,856

Operating loss                                 (2,931)          (5,355)          (6,133)          (5,149)
Interest expense                                1,274            1,128            3,670            2,811
                                             --------------------------        -------------------------
Loss before income taxes
  and extraordinary item                       (4,205)          (6,483)          (9,803)          (7,960)

Provision for income taxes                         75               75              225              175
                                             -------------------------         -------------------------
Loss before extraordinary item                 (4,280)          (6,558)         (10,028)          (8,135)
Extraordinary item                               (585)            --               (585)            --
                                             -------------------------         -------------------------
Net loss                                     $ (4,865)        $ (6,558)        $(10,613)        $ (8,135)
                                             =========================         =========================

Preferred share dividend                     $     21         $    154         $     62         $    462
                                             -------------------------         -------------------------
Net loss available for
  common shares                              $ (4,886)        $ (6,712)        $(10,675)        $ (8,597)
                                             =========================         =========================

Basic and diluted loss per
  common share before extraordinary
  item                                       $   (.10)        $   (.21)        $   (.24)        $   (.29)
                                             =========================         =========================

Basic and diluted loss per
  common share                               $   (.11)        $   (.21)        $   (.26)        $   (.29)
                                             =========================         =========================



See accompanying notes.

                                 AMNEX, Inc.

               Consolidated Statement of Shareholders' Equity

                December 31, 1997 through September 30, 1998

                      (In thousands, except share data)

                                 (Unaudited)

                                  Common Stock         Preferred  Capital in                              Total
                                $.001 Par Value          Stock    Excess of    Accumulated   Treasury  Shareholders'
                                Shares        Amount    Series M  Par Value      Deficit      Stock       Equity
                                ---------------------------------------------------------------------------------

Balance, December 31, 1997      34,083,129     $ 34    $   940    $ 65,597     $ (47,537)     $ (476)    $ 18,558

Issuance of common shares        5,460,362        5                  7,171                                  7,176
Issuance of preferred shares                               750                                                750
Conversion of preferred shares     635,148        1       (365)        365                                      1
Conversion of debt               3,970,020        4                  4,710                                  4,714
Preferred stock dividends                                                            (62)                     (62)
Net loss                                                                         (10,613)                 (10,613)
                                ---------------------------------------------------------------------------------
Balance, September 30, 1998     44,148,659     $ 44    $ 1,325    $ 77,843     $ (58,212)     $ (476)    $ 20,524
                                =================================================================================



See accompanying notes.

                                 AMNEX, Inc.
                    Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1998 and 1997
                               (In thousands)
                                 (Unaudited)

                                                                                 1998           1997
                                                                                 ----           ----

Cash flows from operating activities
      Net loss                                                                 $(10,613)      $(8,135)
      Adjustments to reconcile loss to net cash
        used in operating activities:
           Depreciation and amortization                                         7,813          6,705
           Minority interest                                                        76            (17)
           Provision for losses on receivables                                    (879)         1,822
           Changes in assets and liabilities:
                Trade receivables                                                  981         (4,592)
                Parts inventory                                                   (300)          (107)
                Customer advances, prepaid expenses and
                   other current assets                                            172            350
                Other assets                                                       256         (1,168)
                Accounts payable and accrued expenses                             (476)         1,007
                                                                                ---------------------
      Net cash used in operating activities                                     (2,970)        (4,135)

Cash flows from investing activities
      Purchase of business, net of cash acquired                                  --           (1,032)
      Purchase of payphones                                                    (10,696)        (1,106)
      Expenditures for property and equipment                                   (1,890)        (1,607)
                                                                                ---------------------
      Net cash used in investing activities                                    (12,586)        (3,745)

Cash flows from financing activities
      Proceeds from the exercise of common stock options                          --               45
      Proceeds from related party                                                2,000          1,300
      Borrowings (payments) under short-term debt agreements                    (2,054)         4,309
      Proceeds from long term debt                                              32,656         15,750
      Payment of debt issuance costs                                              (400)        (1,622)
      Long term debt payments                                                  (20,740)        (3,763)
      Principal payments under capital lease obligations                        (1,436)        (1,488)
      Preferred dividends paid                                                    --           (1,842)
      Purchase of preferred stock                                                 --           (8,520)
      Proceeds from sale of preferred shares                                       750           --
      Proceeds from the sale of common stock                                     5,488           --
                                                                                ---------------------
      Net cash provided by financing activities                                 16,264          4,169
                                                                                ---------------------

      Net increase (decrease) in cash                                              708         (3,711)
      Cash at beginning of period                                                1,309          4,947
                                                                                ---------------------
      Cash at end of period                                                    $ 2,017        $ 1,236
                                                                               ======================



See accompanying notes.

Supplemental disclosure of cash flow information:

Nine months ended September 30, 1998:

1. The Company issued 526,168 Common Shares pursuant to an agreement with Teleplus, Inc.
2. The Company issued 2,758,620 Common Shares pursuant to the conversion of $3,200,000 in notes. (See shareholders' equity note.)
3. The Company issued 1,211,400 Common Shares pursuant to the conversion of $1,500,000 in notes (See shareholders' equity note) plus $14,000 in accrued interest.
4. The Company issued 635,148 Common Shares pursuant to the conversion of 388 Series M Preferred Shares.
5. The Company issued 15,385 Common Shares pursuant to an agreement among the Company, National Telecom USA, Inc. and Brian E. King.
6.   Interest of $3,868,000 was paid.
7.   Income taxes of $387,000 were paid.

Nine months ended September 30, 1997:

1. The Company issued 100,000 Series L Preferred Shares convertible into 1,500,000 Common Shares.
2. The Company issued 810,797 Common Shares pursuant to the conversion of 78,750 Series G Preferred Shares.
3. The Company issued 1,500,000 Common Shares pursuant to the conversion of 100,000 Series L Preferred Shares.
4. The Company issued 94,369 Common Shares for the acquisition of pay telephones.
5. The Company issued 526,168 Common Shares pursuant to agreement with Teleplus, Inc.
6. The Company issued 3,341,326 Common Shares pursuant to the conversion of $500,000 of debt plus accrued interest thereon.
7. The Company issued 155,000 Common Shares pursuant to the exercise of 155,000 warrants.
8. The Company issued 24,500 Common Shares pursuant to the 1996 Restricted Stock Grant.
9. The Company issued 724,500 Common Shares pursuant to the conversion of Series B Preferred Shares.
10.  Interest of $2,857,000 was paid.
11.  Income taxes of $674,000 were paid.

                                 AMNEX, Inc.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998; results of operations for the three and nine months ended September 30, 1998 and 1997; cash flows for the nine months ended September 30, 1998 and 1997; and changes in shareholders' equity for the nine months ended September 30, 1998. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet has been derived from AMNEX's audited financial statements as of that date. Certain prior year amounts were reclassified to conform with the current year presentation.

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

3.   Debt

     In August 1998, the Company closed a five year $40 million Senior Secured Credit Facility with Jackson National Life Insurance Company which provides up to $30 million under a revolving loan and $10 million under a term loan, full availability of which is subject to asset eligibility, amongst other requirements. The loans are secured by the Company's payphone division assets and bear interest at the rate of prime plus .25% under the revolver and prime plus .75% under the term loan. At September 30, 1998, the outstanding balances under the revolver and term loans totaled $16,918,000 and $5,177,000, respectively. The Company has recorded the revolver as long term as it is the Company's intention to hold this debt until its maturity in August 2003.

     In connection with the above financing, the Company pre-paid certain of its existing indebtedness totaling $19,608,000. The Company incurred pre-payment expenses associated with this early extinguishment of debt and, accordingly, has recorded these costs as an extraordinary loss in its statement of operations.

     In July 1998, Francesco Galesi, a director of the Company, loaned the Company $750,000 under an agreement whereby a May 1998 $750,000 unsecured promissory note with Rotterdam Ventures, Inc., a company wholly owned by Mr. Galesi, was paid and a new $1.5 million note, secured by assets of the Company, was issued. The note bore interest at the prime rate plus 1% and was convertible into Common Shares of the Company at the conversion rate of $1.25 per share. In September, Mr. Galesi converted the note into 1,211,400 Common Shares of the Company.

     In August 1998, the Company borrowed $500,000 from Rotterdam Ventures, Inc. under an unsecured promissory note bearing interest at the prime rate plus 2%.

                                 AMNEX, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     In October 1998, Rotterdam Ventures, Inc. loaned the Company $900,000 under an agreement whereby the August 1998 $500,000 unsecured promissory note with Rotterdam Ventures was paid and a new $900,000 unsecured promissory note was issued. The note bears interest at the prime rate plus 2% and is convertible into Common Shares of the Company at the conversion rate of $.656 per share.

     In October 1998, Rotterdam Ventures, Inc. loaned the Company $200,000 under an unsecured promissory note bearing interest at prime plus 2%.

4.   Acquisitions

     In July 1998, pursuant to an Asset Purchase Agreement, the Company acquired a pay telephone route located primarily in New Jersey for total consideration of $8,510,000, consisting of $600,000 in cash and $7,910,000 in assumed liabilities.

5.   Shareholders' Equity

     In January 1998, the Company received net proceeds of $750,000 in connection with the issuance of 750 shares of Series M Convertible Preferred Stock and the issuance of warrants to purchase 45,000 shares of the Company's Common Stock at $2.65 per share. The Series M Convertible Preferred Stock has the following rights and preferences, among others: (i) 5% cumulative dividend payable quarterly, (ii) the right to convert each share into Common Stock of the Company at a conversion price that is the lesser of (a) the average of the lowest five closing bid prices during the thirty trading day period before conversion notice was sent or (b) $2.65; and (iii) a liquidation preference equal to the stated value plus all accrued and unpaid dividends. The Series M Preferred Shareholders have no voting rights.

     During January and February 1998, the Company received $5,488,000 in net proceeds in connection with several stock purchase agreements under which the Company issued 4,918,809 shares of its Common Stock at prices ranging from $1.10 and $1.16 per share. Certain restrictions were placed on the resale of these shares for a one year period from the date of issuance.

     In January 1998, Mr. Galesi converted $3,200,000 in unpaid notes into 2,758,620 Common Shares of the Company at the then current market price of the Company's Common Stock. In consideration for these 1997 loans, the Company granted to Mr. Galesi a warrant for the purchase of 750,000 Common Shares at an exercise price of $1.50 per share. In September 1998, Mr. Galesi converted $1,514,250 in unpaid notes and accrued interest into 1,211,400 Common Shares of the Company.

6.   Loss Per Share

     The following table sets forth the computation of basic and diluted loss per share for the quarter and nine month periods ended September 30, 1998 and 1997 (dollars in thousands):

                                                                     Three Months Ended                    Nine Months Ended
                                                                         September 30                        September 30
                                                                    1998              1997              1998              1997
                                                                    ----              ----              ----              ----

     Numerator:
        Loss before extraordinary item                          $     (4,280)     $     (6,558)     $    (10,028)     $     (8,135)
        Preferred share dividends                                         21               154                62               462
                                                                ------------      ------------      ------------      ------------
        Numerator for basic and diluted loss per share
          before extraordinary item                             $     (4,301)     $     (6,712)     $    (10,090)     $     (8,597)
                                                                ============      ============      ============      ============

     Extraordinary item                                         $        585      $         -       $        585      $          -
                                                                ------------      ------------      ------------      ------------
        Numerator for basic and diluted loss per share
          loss available to common stockholders(1)              $     (4,886)     $     (6,712)     $    (10,675)     $     (8,597)
                                                                ============      ============      ============      ============

     Denominator:
        Denominator for basic and diluted loss per
          share - weighted-average shares                         42,833,710        31,501,875        41,527,265        29,365,576
                                                                ============      ============      ============      ============
     Basic and diluted loss per common share
          before extraordinary item                             $       (.10)     $       (.21)     $       (.24)     $       (.29)
                                                                ============      ============      ============      ============

     Basic and diluted loss per common share                    $       (.11)     $       (.21)     $       (.26)     $       (.29)
                                                                ============      ============      ============      ============



     (1) For all periods stock options, warrants, preferred stock and its related dividends, and convertible debentures were excluded from computation as they were antidilutive.

                                 AMNEX, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

        Three and Nine Months Ended September 30, 1998 Compared with
               Three and Nine Months Ended September 30, 1997

Results of Operations

For the three months ended September 30, 1998, the Company had an operating loss of $2,931,000 as compared to an operating loss of $5,355,000 for the three months ended September 30, 1997. In 1997, the operating loss included a $2,158,000 write-off related to a joint venture investment and $1,310,000 in charges related to local exchange carriers and customer receivables, and a $1,315,000 provision established for dial around compensation for the payphone division. Excluding these charges, the 1997 third quarter operating loss would have been $572,000. The operating loss for the third quarter of 1998 is primarily the result of a decrease in revenue to $19,671,000 from $31,357,000 in the prior year period due to a decline in operator services revenue.

Cost of sales for the three months ended September 30, 1998 represented 78% of revenue as compared to 81% in the prior year period. The improvement is primarily attributable to decreased credit and collection costs.

Selling, general and administrative expenses declined to $4,611,000 in the three months ended September 30, 1998 from $8,747,000 in the prior year period. Included in the 1997 costs were the joint venture investment write-off and provision for dial around compensation. Excluding these charges, selling, general and administrative expenses totaled $5,274,000. The decrease in these costs to $4,611,000 in the current year quarter is attributable to the Company's cost control efforts.

Interests expense for the 1998 third quarter totaled $1,274,000 as compared to $1,128,000 in the 1997 quarter, reflecting a slight increase in the weighted average debt outstanding during the 1998 quarter.

In connection with the refinancing of certain of its debt in August 1998, the Company recorded an extraordinary loss totaling $585,000 related to pre-payment costs associated with the early extinguishment of certain of its debt. (See "Liquidity and Capital Resources")

                                 AMNEX, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the nine months ended September 30, 1998, the Company had an operating loss of $6,133,000 as compared to an operating loss of $5,149,000 for the nine months ended September 30, 1997. In 1997, the operating loss included the $4,783,000 in charges noted above. Excluding these charges, the 1997 nine-month operating loss would have been $366,000. The operating loss in the current year period is primarily the result of a decrease in revenue to $62,866,000 from $93,707,000 in the prior year period. The decline is primarily attributable to the operator services business.

Cost of sales for the nine months ended September 30, 1998 represented 76% of revenue as compared to 75% in the prior year period.

Selling, general and administrative expenses declined to $13,246,000 in the nine months ended September 30, 1998 from $20,070,000 in the prior year period. Included in the 1997 costs were the joint venture investment write-off and the provision for dial around compensation. Excluding these items, selling, general and administrative expenses totaled $16,597,000. The decrease in these costs to $13,246,000 in the current year is attributable to the Company's cost control efforts and its March 1997 restructuring plan.

Interest expense for the nine months ended September 30, 1998 totaled $3,670,000 as compared to $2,811,000 in the prior year period. The increase in 1998 reflects increased borrowings related to the issuance of 8-1/2% Convertible Subordinated Notes in the aggregate principal amount of $15 million on September 30, 1997.

Liquidity and Capital Resources

In August 1998, the Company closed a five year $40 million Senior Secured Credit Facility ("Facility") with Jackson National Life Insurance Company. Under this Facility, the Company may borrow, subject to asset eligibility, amongst other requirements, up to $30 million under a revolving loan and $10 million under a term loan. The initial proceeds of the loans were used primarily to refinance existing debt. Future borrowings under the Facility will be used for the acquisition of payphones and general corporate working capital. The assets of the Company's payphone division secure the Facility. The revolving loan bears interest at the prime rate plus .25% and the term loan bears interest at the prime rate plus .75%. At September 30, 1998, the Company had outstanding $16,916,000 under the revolver and $5,177,000 under the term loan.

The Company had a working capital deficiency of $14,359,000 at September 30, 1998 versus a $20,062,000 deficiency at December 31, 1997. The improvement was primarily due to $6,238,000 in cash received in the first quarter of 1998 in connection with the issuance of Preferred and Common Stock of the Company and the conversion of $4,700,000 in debt into Common Shares of the Company in January and September 1998. The Company is continuing to pursue alternate and additional financing from several different sources and believes additional financing will be obtained to meet its current and future obligations.

The Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21 million are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, based on a percentage thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. At September 30, 1998, the amount due under this agreement was $5,700,000. The lending agreement extends through February 2000.

The Company has a $5,000,000 revolving line of credit (the "Line of Credit") which provides borrowings based on a percentage of eligible receivables and interest at a rate equal to the prime rate plus 1% per annum. At September 30, 1998, the amount due under this agreement was $2,729,000.

                                 AMNEX, Inc.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Year 2000

The Company has been reviewing its computer systems and applications to determine the remediation required for Year 2000 compliance. In addition, the Company has been assessing its non-information technology systems to determine repairs necessary, if any, to make these systems Year 2000 compliant. The Company has identified various computer systems and applications that require remediation to become Year 2000 compliant. Nearly one-third of these systems have been upgraded and are now Year 2000 compliant. The Company estimates that the remaining systems will be compliant by mid year 1999. The Company is also reviewing its third party relationships to assess and address Year 2000 issues with respect to these third parties.

The Company is preparing a contingency plan, and in conjunction therewith an assessment of its risks with respect to the Year 2000. Based on its initial assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures.

The costs of Year 2000 compliance to the Company have to date been nominal and the Company believes that the remaining costs will not be material to its operating results or financial position.

Other

The National Association of Securities Dealers ("NASD") has informed the Company that it does not meet certain of the NASD's criteria for continued listing on the NASDAQ SmallCap Market. Such criteria include minimum levels of tangible assets, net income and market capitalization. The Company has requested continued listing on the NASDAQ SmallCap Market and the NASD has granted a hearing in respect of this request, at which time the Company will be provided an opportunity to present its plan to achieve compliance with the NASD listing criteria and to demonstrate its long term ability to sustain such compliance. Although management is of the opinion that its long term plans are sufficient to enable it to ultimately achieve the criteria for continued listing, it cannot predict the final outcome as to whether the Company's stock will remain listed.

                                   PART II
                              OTHER INFORMATION

Item 1. Legal Proceedings.

         The following description amends, in its entirety, "Item 3 - Legal Proceedings", as reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum of $25,000,000, and attorneys' fees. The Company filed a motion to dismiss or in the alternative to stay the proceeding pending arbitration and also a reply to the plaintiff's response. Plaintiff has proposed a settlement under which there would be a mutual release of all claims followed by a discontinuation of the suit. While the Company has decided to accept this offer, actual settlement has been impeded by plaintiff's failure to retain new counsel after its previous counsel had withdrawn. Plaintiff has recently retained new counsel, raising the possibility that a settlement may be achieved.

         On September 25, 1997, Brian King and his affiliates, National Telecom U.S.A., Inc., The Keystone Corporation, Coastal Telecom Payphone Company, Inc., BEK Tel, Inc., Garden State Telephone Installation & Service Co., Inc. and National Hospitality USA (collectively "National") filed suit against the Company and its subsidiaries, American Network Exchange, Inc. ("ANEI"), Crescent Public Communications Inc. ("Crescent") and American Hotel Exchange, Inc. ("AHE"), alleging breaches of various contracts, negligence, misappropriation of trade secrets, conversion of various assets, fraud, negligent misrepresentations and promissory estoppel, and seeking rescission of certain claims, specific performance of other claims, damages in the amount of $6,300,000, punitive damages and attorney's fees. On September 30, 1997, the Company and National reached an agreement for settlement of certain of the claims. Pursuant to this settlement, on September 30, 1997, the Company paid National $1,000,000 in cash and delivered a note in the principal amount of $840,000 for liabilities previously accrued. Thereafter, the Company filed a motion to dismiss and compel arbitration, which the Court granted in its entirety.

         Upon dismissal of its state court action, National served the Company with an arbitration demand, incorporating the previously described state court claims. In July 1998, the parties engaged in two days of arbitration hearings before a panel of the American Arbitration Association in New York. Following these hearings, the parties initiated settlement discussions which are continuing. The Company believes that a settlement of National's claims will be reached.

         In connection with the Company's June 1996 acquisition of CNSI, CNSI issued a promissory note in favor of Robert A. Rowland, a principal shareholder of the Company, in the principal amount of $1,197,700 payable on July 31, 1997 with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company. He asserts several causes of action against the Company, including enforcement of an alleged settlement agreement regarding indemnification claims, and seeks damages in the amount of the principal and interest due under the note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI relate to monies allegedly due under a consulting agreement, and damages claimed include attorneys' fees. The Company is seeking appellate review of the denial of its motion to compel arbitration and plea to abate the action and has moved to amend its answer to assert an affirmative defense of fraud against Mr. Rowland. On February 13, 1998, the Court denied a motion for summary judgment by Mr. Rowland, and the case is now proceeding.

         On March 23, 1998, the Company filed a complaint in federal district court in Manhattan, charging Robert Rowland with: (i) fraudulently inducing the Company to purchase CNSI, (ii) breaching the contract of sale with the Company for the purchase of CNSI, and (iii) violating Rule 10b-5 in connection with the sale of CNSI's stock to the Company. The complaint sought $3.5 million in compensatory damages, as well as punitive damages and attorney's fees. Thereafter, the Company amended the complaint to join as co-defendants Donald
D. Simmons and Carl Michael Moehle, the two next largest shareholders in CNSI at the time of the acquisition (after
Mr. Rowland). In July 1998, defendants moved to dismiss the amended complaint on the grounds that the Rule 10b-5 claim was time barred, and that the other claims should have been brought in Texas. On November 2, 1998, the district court granted this motion. The Company presently is considering whether to initiate proceedings in Texas on the claims that the district court held should properly be brought in that forum.

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

         On June 24, 1998, the Company commenced suit in federal district court in Manhattan against Ellen E. Wood, Daniel N. Matheson III, Delajane Rowland and Barbara Ann Cromwell -- the four remaining shareholders, other than Mr. Rowland, Mr. Simmons and Mr. Moehle, of CNSI at the time of the acquisition. Settlement discussions commenced almost immediately, and the Company has since reached an agreement with all defendants on favorable terms. Settlement papers are now being drafted to effect these terms.

         On July 29, 1998, Transaction Network Services, Inc. ("TNS") filed a demand for arbitration against ANEI and the Company alleging breaches by ANEI and the Company of a consulting agreement, services agreement and asset purchase agreement relating to TNS's purchase from ANEI of certain computer hardware and software in 1996 and the provision of validation and fraud control services and consulting services in respect thereof. TNS is seeking damages in excess of approximately $2.0 million in respect of the agreements and is also seeking injunctive relief with respect to certain exclusivity and non-compete provisions of the agreements, as well as attorney's fees. The Company and ANEI have filed an answer denying TNS's claims, as well as a counterclaim against TNS. The arbitration is scheduled for early 1999.

         In September 1996, Dolphin USA, Inc. ("Dolphin") filed suit in the District Court of Harris County, Texas alleging that CNSI breached an agreement to pay commissions and service charges to Dolphin in exchange for certain long distance telephone accounts. Dolphin also alleged negligence, fraud and violations of the Texas Deceptive Trade Practices Act. On January 30, 1998, Dolphin amended its complaint, adding the Company as a defendant. Dolphin also alleges that ANEI had assumed CNSI's obligations under the agreement and that ANEI and CNSI are alter egos of the Company. In September 1998, Dolphin further amended its complaint to increase the amount of damages sought to in excess of $2.7 million in actual damages, treble damages under the Texas Deceptive Trade Practices Act, and exemplary damages of at least $250,000. CNSI, ANEI, and the Company have filed answers and a counterclaim for amounts owed by Dolphin, and intend to continue to contest the matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's Annual Meeting of Shareholders was held on August 6, 1998. At this meeting, Francesco Galesi, Peter M. Izzo, Jr., Anne P. Jones, Alan J. Rossi, Harry Thompson and A. Jones Yorke were elected to serve as directors until the Company's next Annual Meeting of Shareholders.

     Set forth below is a tabulation of the votes cast for and votes withheld with respect to each nominee for director elected at this meeting:

Nominee              Votes For     Votes Withheld  Abstentions  Broker Non-Votes
-------              ---------     --------------  -----------  ----------------
Francesco Galesi     26,649,672      1,320,730        129,176      5,523,129
Peter M. Izzo, Jr    26,659,521      1,310,881        129,176      5,523,129
Anne P. Jones        27,962,802          7,600        129,176      5,523,129
Alan J. Rossi        26,659,659      1,310,743        129,176      5,523,129
Harry Thompson       26,659,672      1,310,730        129,176      5,523,129
A. Jones Yorke       26,659,672      1,310,730        129,176      5,523,129

     The following table sets forth certain additional matters which were submitted to the shareholders for approval at the Annual Meeting and the tabulation of the votes with respect to each matter.

                                             Votes          Votes                           Broker
      Matter                                  For          Against        Abstentions     Non-Votes
      ------                                  ---          -------        -----------     ---------
(1) To increase the number of shares
issuable under the Company's 1992
Stock Option Plan                          25,316,650      3,102,511         13,248       5,523,129

(2) To reject a shareholder proposal
to amend composition of Board of
Directors                                   2,291,859     10,456,894        607,437      20,591,305

Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1 Demand Promissory Note, dated July 2, 1998, between the Company and Francesco Galesi.

          10.2. Demand Promissory Note, dated August 4, 1998, between the Company and Rotterdam Ventures, Inc.

          10.3 Loan and Security Agreement, dated as of August 20, 1998, between Jackson National Life Insurance Company and Crescent Public Communications Inc. and Sun Tel North America, Inc.

          27     Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMNEX, INC.

     November 13, 1998                         By: /s/ Alan J. Rossi
                                                  ------------------
                                                   Alan J. Rossi
                                                   Chairman of the Board and
                                                   Chief Executive Officer


     November 13, 1998                         By: /s/ Cynthia I. Terrell
                                                  -----------------------
                                                   Cynthia I. Terrell
                                                   Vice President Finance