Form 10-K405
period 1998-12-31
AMNEX INC
filed 1999-07-01
CIK 793526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
   (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 1998

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the transition period from ____________ to __________________

                         Commission file number 0-17158
                                                --------


                                   AMNEX, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)




           New York                                        11-2790221
 -------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S Employer
  incorporation or organization)                       Identification No.)


145 Huguenot Street, New Rochelle, New York                10801
-------------------------------------------             ----------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number 914-235-1003

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
            None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.001 par value
                        -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $10,122,737 as of March 22, 1999

             (APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _______ .

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


     Indicate the number of shares outstanding of the registrant's common stock, as of the latest practicable date: 45,494,271 shares outstanding as of February 26, 1999.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                               EXPLANATORY NOTE

Timing of Filing

         Prior to the close of business on March 31, 1999, the Company filed a Form 12b-25 with the Securities and Exchange Commission (the "Commission") extending the filing date for the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") until April 15, 1999. The Company, however, was unable to obtain an executed report from its independent public accountants, Ernst & Young, on its financial statements as required to be included in the From 10-K, by April 15, 1999. In addition, the Company was unable to obtain the related consent from Ernst & Young by April 15, 1999. Accordingly, the Company did not file its Form 10-K by the April 15, 1999 filing date. Each time the Company believed that the Form 10-K was ready for filing the independent public accountants disagreed and asked for further revisions of the report. Eventually this prompted the Company to attempt to obtain in writing a definitive and complete list of required revisions from Ernst & Young. Attached are copies of this correspondence (6 letters covering the period from April 26, 1999 through June 29, 1999) which did not achieve its desired purpose: to learn all of the specific information and/or revisions required in order to satisfy these requirements and obtain the consent of the independent public accountants and then file the Form 10-K.

         Consequently, this Form 10-K contains all required items other that the executed report of Ernst & Young on the Company's financial statements contained in Part II, Item 8 of this Form 10-K and the related consent of Ernst & Young.

Recent Developments

         As disclosed in Part II, Item 5, Market for Registrant's Common Stock and Related Stockholder Matter; Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Liquidity and Capital Resources; and in Note 1 of the Notes to Consolidated Financial Statements, the Company had been experiencing continuing operating losses, and was not in compliance with the criteria required for continued listing of its common stock on the NASDAQ SmallCap Market (during which time its shares were trading on an exception basis under the symbol "AMXIC"), pending the outcome of certain actions planned in an effort to cause the Company to be able to maintain the listing of its common stock. On or about March 25, 1999, the Company, as guarantor, received notice from Jackson National Life Insurance Company ("JNL"), that an Event of Default had occurred concerning certain covenants under the Loan and Security Agreement that the Company's wholly-owned subsidiary Crescent Public Communications Inc. ("Crescent") and Crescent's 80% owned subsidiary, Sun Tel North America, Inc. ("Sun Tel") are party to with JNL (the "JNL Loan Agreement"). JNL had granted the Company waivers of the default concerning such covenants, and on April 15, 1999, the Company and JNL were in the process of negotiating an amendment to the underlying loan agreement which would have enabled the Company to continue borrowings under the JNL Loan Agreement.

         In order to attempt to comply with the listing requirements of the NASDAQ SmallCap Market and to obtain the liquidity required to continue operations, the Company sought to implement a plan which included, among other proposed actions, the sale of certain non-strategic assets, the concentration of business activities on core businesses, cost reductions, and the negotiation of an amendment to the JNL Loan Agreement. In addition, the Company hired a financial advisor to assist in the sale of its public payphone business.

         The Company signed a non-binding Letter of Intent with a prospective purchaser of its public payphone business on March 18, 1999. The proposed purchase would have provided the Company with sufficient cash to pursue the completion of its strategic plan, and to meet its operating and financial obligations.

         The proposed potential purchaser of the public payphone business which entered into the non-binding Letter of Intent withdrew its offer on April 20, 1999, due to, among other reasons, the failure of the Company to provide audited financial statements on a timely basis for the year ended December 31, 1998. As described above, the Company was unable to provide these financial statements because it had not received an executed audit report from Ernst & Young.

         Separately, NASDAQ notified the Company that its common stock was delisted as of April 27, 1999, as a result of its failure to file its 10-K for the year ended December 31, 1998 on a timely basis. The delisting triggered an obligation of the Company to offer to purchase its $15.0 million 8 1/2% Convertible Subordinated Notes due 2002 (the "Subordinated Notes") at a purchase price equal to 101% of principal amount. In addition, on April 30, 1999, holders of all of the Company's outstanding Series M Preferred Shares (the "Preferred Shares") exercised a mandatory redemption right, also triggered by the delisting, demanding the payment of approximately $6.8 million or, in the alternative, a controlling ownership interest in the Company.

         The Company did not have sufficient liquidity to repurchase the Subordinated Notes or redeem the Preferred Shares. In addition, the Company continued to experience a decline in its operating results, which made it difficult to meet both its operating and financial obligations.

         As a result of these events and the resulting liquidity shortfall, the Company decided to seek protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. The Company filed on May 5, 1999 its petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Also on May 5, American Network Exchange, Inc. ("ANEI"), the operating subsidiary of the majority of the Company's domestic Integrated Services Group activities, filed its petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company and ANEI have been operating as debtors-in-possession since that date.

         The Company intended to commence its reorganization efforts for itself and certain of its subsidiaries by obtaining initial interim financing necessary to satisfy its operating requirements from coin collections from its payphone business until other financing sources could be obtained. The use of revenue from coin collections was restricted under the terms of the JNL Loan Agreement negotiated, although JNL did not hold a security interest in such cash revenue.

         The Company intended to propose that Crescent and Sun Tel, in their then anticipated Chapter 11 cases, grant to JNL a post-petition lien on future coin collections. On May 3, 1999, the Company notified JNL of its intention to file and cause the filing of petitions under Chapter 11 for the Company and ANEI and certain other subsidiaries, including Crescent, and to further securitize JNL's position in exchange for additional loans and advances by using Crescent's coin revenue as described above. The Company and JNL scheduled a meeting for May 4, 1999 for the purpose of discussing whether, and the terms under which, JNL would provide debtor-in-possession financing to the Company.

         JNL refused to negotiate with the Company and thereafter took control of the Company's common stock in Crescent, voted in new directors and new management for Crescent, and seized possession and operating control of Crescent and its operations. The Company then commenced action necessary to cause Crescent to file its petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code on May 10, 1999. On May 11, 1999, the Company obtained a temporary restraining order in the U.S. Bankruptcy Court which returned control of Crescent to the Company. On May 19, 1999, the Company won a preliminary injunction, confirming its ability to continue to maintain control over Crescent and ousting JNL from possession and control. The Company is now using the coin revenue from Crescent to fund Crescent's operations.

         Both creditors which were providing receivables financing to ANEI ceased remitting proceeds from the transactions they processed under funding agreements with the Company. The Company has begun negotiation with each of these entities, and the U.S. Bankruptcy Court has authorized limited funding from one of these creditors from the factoring of ANEI's receivables. The shortfall in funding has resulted in ANEI having limited liquidity to meet post-petition obligations. In addition, ANEI was unable to negotiate a new agreement with MCI Worldcom, the primary long distance network provider to ANEI. The U.S. Bankruptcy Court permitted MCI Worldcom to terminate service to ANEI and, as a result, on June 9, 1999, ANEI ceased operations, as did certain other of the Company's subsidiaries (other than Crescent and Sun Tel) whose operations were unprofitable or dependent upon ANEI. The Company has decided to proceed with an orderly shut down under Chapter 11 for ANEI, as well as for the other entities which constitute its Integrated Network Services business segment. The Company expects this process to be completed in the third quarter of 1999.

         The Company believes that cash generated from the operations of Crescent and Sun Tel will be sufficient to permit Crescent and the Company to continue to operate under Chapter 11 protection until Crescent is either reorganized and emerges from Chapter 11 proceedings, or is sold as the basis for a liquidating Chapter 11 plan.

         There can be no assurance that the Company will emerge from Chapter 11 proceedings and have the ability to continue operations, and even if it does emerge from Chapter 11 proceedings, there can be no assurance that the common stock of the Company currently held by stockholders will have any value.

AMNEX


June 29, 1999


                     VIA FAX (212) 773-6348 AND U.S. MAIL

Mr. Roger Savell
Ernst & Young LLP
787 Seventh Avenue
New York, NY 10019

Reference: Audit

Dear Roger:

         Your letter of June 23, 1999 in response to our letter of June 21 is not adequate. We still require a comprehensive and SPECIFIC list of unresolved issues. It is impossible for us to address something as vague as, for example, "Various legal letter responses". Further your use of the phrase "among those" suggests that there are items you have not included in your letter.

         At your request, your letter of June 23, 1999 will be submitted to the Securities and Exchange Commission.



Yours truly,



Vincent H. Catrini
Chief Financial Officer

cc.:     David Landau, Rosenman & Colin LLP 212-940-8776
         Anne Jones
         Jones Yorke
         Guy Longobardo
         Alan Rossi



                                 AMNEX, INC.

         145 Huguenot Street Suite 401 New Rochelle, NY 10801 (914) 235-1003 Fax (914)235-1339

ERNST & YOUNG LLP          787 Seventh Avenue              Phone: 212-773 3000
                       New York, New York  10019



June 23, 1999

Mr. Vincent Catrini
Chief Financial Officer
Amnex, Inc.
6 Nevada Drive, Building C
Lake Success, New York  11042

Dear Vincent:

In response to your letter of June 21, 1999, I am confirming that these items listed below, which we have previously discussed with you, are among those that were unresolved at the time of our last discussion in April and remain unresolved as of today.

1. Audit evidence to substantiate the Company's valuation of its investment in Elektra, including the audited financial statements of the investee on which KPMG rendered its opinion, as promised by Mr. Rossi.
2.   Various legal letter responses.
3.   Supporting schedules for the cash flow statement.
4.   Representation letter.

Our receipt and auditing of the aforementioned items may result in further questions and necessitate additional auditing. Furthermore, the issuance of our report at this time would require the updating of all our post review procedures. We once again reiterate that due to the incomplete nature of the audit we do not consent to the use of our audit report in any filing with the Securities Exchange Commission.

In light of your reference to us in your letter of June 21, 1999 to the Commission, we request that you provide a copy of this letter to the Commission.

                                                           Very truly yours,


                                                           Roger Savell
                                                           Partner

RS/bff

      Ernst & Young LLP is a member of Ernst & Young International, Ltd

AMNEX



June 21, 1999

                     VIA FAX (212) 773-6348 AND U.S. MAIL



Mr. Roger Savell
Ernst & Young LLP
787 Seventh Avenue
New York, NY 10019

Reference: Audit

Dear Roger:

We have received your letter to Mr. Catrini dated June 17, 1999. Please advise us by Wednesday June 23 and in writing as to the issues that have not been resolved to your satisfaction.

As noted in Mr. Catini's letter of June 16, 1999 to you, we plan to file the Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission. The filing will include a Recent Developments section updating events that have occurred since April 15, 1999 and be accompanied by a letter to the SEC substantially in the form of the enclosure. The final text of the letter to the SEC will depend on whether you consent to the filing or not. We have drafted the letter assuming that you will not alter your position of the past two months. Regardless of your final decision I must reaffirm my request that you inform us in writing of the issues which you claim have prevented you from completing your audit.

Yours Sincerely,



Alan Rossi
Chief Executive Officer

cc:    David Landau, Rosenman & Colin LLP   212-940-8776
       Anne Jones                           301-229-6349
       Jones Yorke                          212-508-1376
       Vincent Catrini
       Guy Longobardo
       Roy Schiele



                                 AMNEX, INC.
      145 Huguenot Street , Suite 401 - New Rochelle. NY 10801 - (914) 235-1003 Fax (914)235-1339

ERNST & Young LLP               787 Seventh Avenue          Phone: 212-773-3000
                             New York, New York 10019


June 17, 1999


Mr. Vincent Catini
Chief Financial Officer
Amnex, Inc.
6 Nevada Drive
Building C
Lake Success, New York, 11042


Dear Vincent:


In response to your letter of June 16, 1999 I would like to point out that certain of your statements are not accurate. While we were concerned about unpaid invoices related to the audit we were not and have not completed our audit because certain issues have not been resolved to our satisfaction. Accordingly, we do not consent to the inclusion of our report in any filing with the Securities and Exchange Commission.



                                                     Very truly yours



                                                     Roger Savell
                                                     Partner


      Ernst & Young LLP is a member of Ernst & Young International, Ltd.

Mr. Roger Savell
Ernst & Young LLP
787 Seventh Avenue
New York, NY 10019


June 14, 1999

                          V I A F A X and U.S. MAIL

Dear Roger:

         It remains our intention to file the Form 10-K report for Amnex for the year ended December 31, 1998. We have not communicated on this subject since late April, when, in my letter to you of April 26, 1999, I advised you that we had incorporated all of your remaining recommended changes to the report. Also, we forwarded the final report to you by fax and overnight mail on that date.

         Upon receipt of the document, you advised me by phone that Ernst & Young would do no further work on the document until such time as your fees were paid in full. As Amnex has not paid the remainder of the fees, you have not completed your review of the few remaining changes, and therefore, have not granted your consent to file. It is Amnex's position that the report is complete and ready to file.

         You are aware that Amnex filed Chapter 11 on May 5, 1999. We are being advised on this matter by the law firm of Rosenman & Colin LLP. The SEC practice counsel at Rosenman has advised us that we must continue to file the required SEC reports including the 1998 10-K and the March 31, 1999 10-Q. We informed him of the status of the 10-K, and he advised us that the report must be filed. This means that the report will be filed with your participation and consent, or that we will file it without your consent and explain the situation accordingly.

         Our plan is to leave the report as is, which is the version that was sent to you on April 26, and add to it an addendum which explains in detail the events since that date. Our advisor at Rosenman agrees that this is an acceptable approach. We plan to complete this process and file the report by June 30, 1999.

         In order to do this, we need to know how Ernst & Young intends to proceed. From Amnex perspective, we would appreciate your participation in completing the report. Please advise me of your decision at your earliest convenience. Thank you.

Respectfully,


Vincent H. Catrini
Chief Financial Officer

Cc:      Alan Rossi
         A. Jones Yorke
         David Landau, Rosenman & Colin LLP

AMNEX



Mr. Roger Savell
Ernst & Young LLP
787 Seventh Avenue
New York, NY 10019

April 26, 1999

                                   VIA FAX

Dear Roger:


         I spoke with Alan Rossi this morning concerning the filing of our 10-K. He told me that he spoke with you on Friday, April 23, and that you advised him that the 10-K wasn't ready for filing because we had not yet processed Ernst & Young's recommended changes.

         We have now incorporated all of your recommended changes. Per my discussions with you last week, the information that John Gruber faxed to me on April 21 included the last remaining items.

         I am forwarding to you today by fax and overnight mail, the completed 10-K document. Please advise me promptly as to when we can expect to receive your consent to file it. Thank you.



Sincerely,



Vincent H. Catrini
Chief Financial Officer


cc:      Alan Rossi







                       AMERICAN NETWORK EXCHANGE, INC.
100 W. Lucerne Circle . Orlando, FL 32801 - (407) 246-1234 / FAX: (407) 246-0006

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

Item 1. BUSINESS

General

         AMNEX, Inc. ("AMNEX") and its consolidated subsidiaries, (collectively, the "Company") is organized into three business units: AMNEX Integrated Services ("Integrated Services") is a sales and marketing group which targets various markets in the operator services industry to provide operator and related services in the U.S. AMNEX Public Communications ("Public Communications") is an asset management group focused on payphone ownership in the northeastern corridor of the U.S. AMNEX International ("International") is a sales and marketing group dedicated to operator services opportunities between the Caribbean and Latin America, and the U.S. The International group develops business by exporting AMNEX's know-how to developing markets with strong U.S. affinity.

         The Company is a New York corporation that was organized in 1985. Its principal executive offices are located at 145 Huguenot Street, New Rochelle, New York.

         Since 1996, the Company has been acquiring payphone routes throughout the northeastern corridor of the U.S. and Florida, bringing its total payphone ownership to 11,138 payphones at December 31, 1998. AMNEX's wholly-owned subsidiary, Crescent Public Communications Inc. ("Crescent") completed a number of payphone acquisitions in 1998, including the acquisition of 740 payphones in New York in February 1998; of 2,300 payphones primarily located in New Jersey, New York and Pennsylvania in July 1998; and of 230 payphones in New York in October 1998. AMNEX's 80%-owned subsidiary, Sun Tel North America, Inc. ("Sun Tel") acquired 28 payphones in Florida in February 1999.

         In June 1996, the Company acquired all of the outstanding stock of Capital Network System, Inc. ("CNSI"), a company primarily engaged in the provision of operator services to United States and Canadian tourists traveling in the Caribbean and Mexico. CNSI was also engaged in the provision of operator services in the United States. In 1997, the domestic operations of CNSI were absorbed into the American Network Exchange, Inc. (ANEI) subsidiary of AMNEX.

         In September 1996, AMNEX acquired 80% of the outstanding stock of National Billing Exchange, Inc. ("NBE"), which provides various billing and collection services to telecommunications companies. In December 1998 and March 1999, the Company sold the major assets of this subsidiary and access to its customer base to OAN Services, Inc., a major billing clearing house and implemented a plan to discontinue NBE's operations.

         In January, 1997, the Company acquired a minority equity position in Elektra Communication, Inc. ("ECI"), formerly Galesi Telecom International, Inc., a privately owned telecommunications holding company with operations in Sweden.

Business Segments

         The Company operates in one business segment.

Industry Overview

         A series of legislative and regulatory actions over the past 30-plus years have dramatically altered the telecommunications industry in the United States. Today's telecommunications market evolved principally as the result of the court-ordered divestiture by AT&T of its local Bell operating companies (the "RBOCs") and the Telecommunications Act of 1996 (the "1996 Act"). Both these events have accelerated the development of local and long distance competition in the telecommunications markets.

         In 1982, the Department of Justice ("DOJ") and AT&T agreed to the terms of the Modification of Final Judgement ("MFJ") under which AT&T divested itself of all of the RBOCs. As part of the divesture, the RBOCs were organized into seven companies, each serving its own geographically distinct region. At divestiture of the RBOCs, the United States was divided into 197 Local Access Transport Areas ("LATAs"). AT&T and other long distance providers, or interexchange carriers (IXCs), were given the right to handle service between the LATAs ("interLATA service") and were permitted to handle within LATA ("intraLATA") long distance service where allowed by the applicable public services or utilities commissions of the various states (each a "PUC"). Conversely, the RBOCs were given the right to handle intraLATA service, but were prohibited from the interLATA market. This differentiation was substantially modified by the 1996 Telecommunications Act.

         The MFJ also required the RBOCs to provide all domestic IXCs with access to their local telephone exchange facilities which is "equal in type, quality and price" to that provided to AT&T. This was accomplished through the filing of access tariffs at the FCC and at the PUCs. Under these access tariffs, all IXCs, including AT&T, pay charges to the local exchange carriers

("LECs") for access to local telephone lines at both the originating and terminating ends of all long distance calls. Access charges represent the single largest component of most IXCs' cost of service. The Telecommunications Act continued these equal access obligations but substantially modified the methods whereby the LECs charge for this access.

         These and related developments changed the competitive long distance industry in the U.S. During this time, a number of companies initiated the provision of operator assistance services as an alternative to the LECs and major IXCs' operator service offerings. To date, these alternative operator service providers serve primarily the operator assistance needs of the payphone and hospitality industries.

         A June 1984 decision of the FCC permitted private (non-LEC) ownership and operation of payphones. This decision ended the 100 year monopoly of the LECs in this area, and permitted the development of the independent payphone or payphone service provider ("PSP") industry. LECs were required to provide dial-tone connections for private payphones and, subsequently, blocking and screening services intended to deter fraudulent usage of private payphones.

         In a series of ruling beginning in 1996, the FCC established per call compensation payments to payphone owners by IXCs. These payments, designed to compensate payphone owners for toll free (800 or 888) and other calls placed from payphones for which payphone owners previously received no compensation, were set at $.24 per call in a February 1999 FCC ruling.

The Company's Businesses

The Company is organized into three operating groups: Public Communications, Integrated Services and International plus NBE. The revenues generated from the Company's operations are as follows:

                                  AMNEX, INC.
                             Year Ended December 31
                                 (in thousands)

                                          1998           1997           1996
                                          ----           ----           ----

Public Communications Group
     Private payphones                  $ 18,700       $ 15,632      $   6,642
     Hotel PBX Services                    4,321            246            245

Integrated Services Group
     Domestic operator services           29,165         60,916         83,687
     1+ Coin services                      6,419          7,219          4,218
     Long distance services                5,662          7,647          9,200

International Group                        8,544         20,788         11,116

Billing                                    3,924          3,607            534

Other Revenue                                 97            443          1,500
                                        --------       --------       --------
Total Revenue                           $ 76,842       $116,498       $117,142
                                        ========       ========       ========


Public Communications Group

         The Public Communications Group (i) owns and operates pay telephones ("payphones") in the United States and (ii) provides private branch exchange ("PBX") systems and long distance services to the hospitality market in the United States (i.e., hotels and motels).

Private Payphones

         The Company obtains contracts, either through acquisitions or internal growth, from site owners to install and operate private payphones. The payphones are installed in properties where significant demand exists for private payphone services, such as at educational institutions, airports, shopping malls, convenience stores, service stations, grocery stores, restaurants, truck stops and bus terminals, at no cost to the site owner. The Company then services and collects money from these private payphones and pays the site owner a share of the private payphone's revenues. In addition to the coin revenue generated from the payphones, the Company receives compensation from two other sources:

     (i) The Company is compensated for certain operator-assisted collect, calling card, credit card, and third party billed calls placed from these phones. This compensation is in the form of surcharges and commissions paid by the operator service provider based on revenue collected for these calls.

     (ii) The Company receives compensation from providers of long distance services for "dial around" calls. Dial around is a term used to describe calls placed from payphones that bypass the IXC presubscribed to that payphone such as toll free (800, 888) calls. See "Government Regulation".

         During the past three years the Company has expanded its payphone base in the Northeast and Southeast U.S. regions, primarily through acquisitions. In addition to growth through acquisitions, the Company's sales activities regularly seek to secure new private payphone sites.

         As of December 31, 1998, the Company owned and operated 11,138 installed private payphones in New York, New Jersey, Pennsylvania and Florida. As a domestic IXC services provider, AMNEX's Integrated Services Group is the primary presubscribed IXC for the Company's payphones, thereby generating incremental revenue.

         On March 18, 1999, the Company entered into a non-binding letter of intent for the sale of its private payphone division. The sale is subject to, among other things, completion of due diligence, financing, and the execution of definitive documentation.

Hospitality PBX Systems

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

Integrated Services Group

         The Integrated Services Group provides operator assisted and related long distance telecommunications services in the U.S. As an IXC and operator services provider, the Company has traditionally served the private payphone and hospitality markets. In 1998 the Company reorganized and upgraded its service delivery systems in order to better serve the market consisting of the operator services requirements of CLEC's, LEC's and IXCs. The market estimated at $13 billion, has now become the Company's strategic market in the U.S.

The service portfolio of the Integrated Services Group consists of operator services, calling card services, long distance coin call services ("1+Coin") for calls made on LEC-owned payphones, and direct dial long distance services, sold through its distributors and agents and directly to end users.

Domestic Operator Services

         The Company provides operator-assisted services for other carriers, private payphones, LEC-owned payphones and hospitality sites. The Company's operator services are accessed when calls requiring operator assistance are placed from a phone connected to its network or are forwarded to the Company's network by another carrier. The services use live or automated operators to receive, validate and complete calls. The Company processes collect, third party, person-to-person, calling card, and credit card calls.

         The Company owns and operates its own operator center in Orlando, Florida. The Company provides live and automated operator services 24 hours per day, 365 days per year.

         The Company processes all of its operator calls through one of its two switches and uses its own transmission facilities whenever possible to reduce costs. The Company validates the calling card, credit card or telephone number to be billed and then processes and completes the call over its network.

         The Company believes customer churn is common in the domestic operator services industry due to increased competition. Furthermore, increased dial around calls and use of debit cards and cellular and PCS phones have resulted in fewer operator-assisted calls primarily at the Company's private and LEC-owned payphone bases. To reduce its dependence on revenues generated by its traditional domestic operator services base, the Company has been emphasizing expansion of its private payphone base, growth of its 1+ Coin service business, and provision of operator services to other telecommunications carriers. Recently the Company has taken specific steps to increase its market share of the operator services market by offering its services, as a subcontractor, to other carriers who no longer wish to be engaged in operator services activities but need to provide these services to their customers.

1+ Coin Services

         The Company provides long distance 1+ Coin services for direct dialed, inter-LATA, coin calls placed at LEC-owned coin operated payphones that require centralized processing (referred to as coin supervision). The Company markets the service to LEC payphone groups and to IXCs that are presubscribed carriers of such payphones. Pricing and coin control functions are performed remotely by the Company. Records for completed calls are forwarded by the Company to the appropriate LEC payphone owner for payment. The LEC subsequently collects the coins from its payphones and remits payment to the Company within 30 to 60 days depending on the agreement with the relevant LEC. Currently, the only other provider of this service of which the Company is aware is AT&T.

Long Distance Services

         The Company's direct dial services include both flat-rated and mileage sensitive rate plans. The Company's 800 service allows its customers to offer inbound toll free calling to their own customers. Calling card services allow travelers to communicate employing the Company's telecommunications services. The Company generally offers its direct dial services to payphone owners and hospitality property operators in conjunction with its operator services offering. Additionally, the Company addresses opportunities in specific market segments, and sells to end users and other carriers, directly. The Company competes with providers such as AT&T, MCI Worldcom, Sprint and a number of other IXCs.

Revenues; Billing Arrangements

         Revenues of the Integrated Services Group consist of flat fees for the use of its operator services and per minute of usage charges for the use of its network services. Operating expenses include the commissions payable to agents, payphone service providers (PSPs), and site owners, network costs, validation, billing and collection charges and operator costs.

         For most of its revenue, the Integrated Services Group currently contracts with unaffiliated third party billing clearinghouses to perform billing on its behalf. The Company calculates charges for calls carried over its network and forwards the call records to the billing clearinghouses. The records are then processed and forwarded to the appropriate billing LEC. The billing LECs place the charges on the end users' telephone bill, collect the amount due from the end user, and remit payment to the billing clearinghouses, which, in turn, remit payment to the Company. These payments are net of billing and collection fees charged by LECs, as well as provisions for uncollectible calls and a per transaction fee for the billing clearinghouse's services.

         Additionally, the Company employs in-house billing systems to bill and collect calls made by its 800, calling card and direct dial customers.

Marketing and Customers

         The Integrated Services Group markets the Company's services throughout the U.S. The Company currently has originating access available in 32 states and the District of Columbia and has arranged to provide its services on a nationwide basis, by using other carriers to originate calls in areas where the Company does not have network facilities. Such standard practices in the telecommunications industry allow the Company to provide services nationally.

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

International Group

         International operations derive revenues from hospitality-based and other cross-border operator services primarily in Mexico and the Caribbean.

Mexico

         Mexico is one of the largest telecommunications partners of the United States. The Company markets its services in the most popular tourist sites and rural areas. The Company has an interconnect agreement with Bestel, S.A. de C.V, one of the largest long distance carriers in Mexico, and resells Bestel's toll free service in Mexico to provide cross-border operator assisted collect and calling card calls to the U.S. These services are provided to guests in hotels and to the general public in rural areas of Mexico.

Caribbean

         The Company provides operator-assisted collect and calling card calls from selected Caribbean countries to the U.S. These services are generally offered to guests in hotels and resorts and to the public through marketing agreements with telephone companies. The Company currently provides services in Jamaica and the Dominican Republic and is expanding service to other Caribbean countries.

NBE

         NBE provides billing and collections services primarily for unaffiliated third-party telecommunications service providers. In 1998, the Company made a strategic decision to exit the billing and collection business and, in March 1999, sold the major assets and the customer base of NBE to OAN Services, Inc., another billing clearinghouse.

The Network

         The Company is a facilities-based switched service IXC, with a network that includes Company-owned switches located in Orlando and New York City and leased, dedicated transmission facilities. The Company's network is engineered to ensure objective performance levels and reliable service. The Company has back-up systems that, in the event of a power outage or equipment malfunction, provide several layers of redundancy and route diversity to continue call processing. The Company believes that its network flexibility, and the low incremental cost to expand capacity, allow it to adequately service its customers.

Seasonality

         The Company's revenues are subject to seasonal variations. The Company typically experiences its lowest call volume and revenue in November and December with peak call volume and revenue occurring in the summer months.

Competition

Public Communications Group

         The Public Communications Group competes with the LECs and with other PSPs in its service territories in the identification of new sites for payphones. The Company believes that competition relates primarily to the quality of service provided, commissions paid to the site owners and end user rates.

Integrated Services Group

         The Company experiences domestic competition in operator services and other long distance services from AT&T, MCI Worldcom, Sprint and a number of smaller carriers. AT&T and others currently provide long distance operator services on calls from RBOC and other LEC-owned payphones and have, and can be expected to retain, a significant share of this market.

         In addition, some IXCs, notably MCI Worldcom and AT&T, have introduced specialized operator service products such as 1-800-COLLECT and 1-800-CALL-ATT which compete with the Company's domestic operator services offerings. The Company believes that these dial around services have had an adverse impact on its operator services revenues. (However, the Company's Public Communications Group is entitled to receive dial around compensation from the IXC on such calls made on its payphones.)

         The Company believes that AT&T is its only competitor in the provision of 1+ Coin long distance services, although other carriers are free to enter the market for 1+ Coin services. The Company does not anticipate that others will expend the capital and strategic resources necessary to enter this small niche market.

International

         Numerous companies currently compete with the Company in the Caribbean and Mexican hospitality industry, and major IXCs, such as MCI Worldcom and AT&T, and several RBOCs are partners with companies that have received licenses to carry intra-Mexico traffic. As in the domestic market, these carriers have significantly greater resources than the Company and may exploit opportunities that would adversely affect the International Group's operating results.

Government Regulation

Federal Regulation - Domestic Operations

         The independent payphone provider ("IPP") industry has been strengthened by the Telecom Act, which affirmed U.S. District Court decisions from the mid-1980s that permitted private (non-LEC) ownership and operation of payphones. Specifically, the Telecom Act ordered the removal of LEC subsidies from payphone service, provided for nondiscriminatory access to LEC bottleneck facilities, and ensured that all payphone service providers ("PSPs"), both IPPs and LEC-owned payphones, would receive fair compensation for all completed calls.

         A U.S. District Court decision in October 1988 ordered the RBOCs to begin equal access presubscription of payphones to allow IXCs to compete for the business from RBOC payphones. Under this decision, premise owners were allowed to choose presubscribed 0+ carriers for the RBOC payphones on their premises. The RBOCs were barred from participation in the presubscription selection process. Subsequently, the Telecom Act has given the RBOCs the right to the 0+ Carrier. Nonetheless, contracts existing at the time of the Telecom Act's enactment in February 1996 were grandfathered, and these contracts (made without RBOC participation in the presubscription process) still govern many of the RBOC payphones.

         The Company also participates in the market for 1+ coin sent paid interexchange traffic. A U.S. District Court decision in May 1990 allowed LEC-owned payphones to presubscribe to carriers other than AT&T for 1+ coin sent-paid interexchange traffic. This decision established that there were two presubscribed carrier selections to be made for each payphone: a 1+ for direct dialed long distance calls and a 0+ for operator-assisted calls. The Company is the only entity other than AT&T that has developed the ability to handle this traffic from LEC payphones.

         In connection with its rulemaking obligations under the Telecom Act, the FCC established a new rate and mechanism for the compensation of completed dial-around calls, i.e., access code and 800 calls from payphones. Marked by controversy and court challenge, dial around compensation rules still remain the subject of FCC review and reconsideration. The 1996 Payphone First Report and Order, which included the Commission's first attempt at this topic, set a per call rate of 35 cents (the prevailing local rate) to commence October 7, 1997. In response to challenges to this per call rate, the U.S. District Court ruled that it was clear from the record in the proceeding that coin calls had greater costs than dial-around calls, that the Commission had erred, and remanded the matter to the Commission for further action. The FCC's second attempt at per call compensation, in the October 1997 Second Report and Order, set the amount at 28.4 cents, based on subtracting coin costs from the market based prevailing local rate of 35 cents. The U.S. District Court, in response to a challenge from MCI, remanded the matter back to the FCC, asking the agency to explain how it could arrive at a compensation rate by subtracting costs from revenues. The FCC's third decision on per call compensation, the February 1999 Third Report and Order, and Order on Reconsideration of the Second Report and Order, added up the costs incurred by the completion of a dial-around call. The 24-cent per call rate therein established has not yet become effective. Its effective date is anticipated to be in April or May 1999, on the thirtieth day following the rules' publication in the Federal Register. The FCC anticipates that the 24-cent rate will be in effect at least until January 31, 2002. Expressing the FCC's strong preference for a market-based compensation plan involving negotiation between IXCs and PSPs and the use of targeted call-blocking capabilities by IXCs, the Third Report and Order states that the Commission will not entertain petitions asking for a modification of the per call rate or mechanism until January 31, 2002. Nonetheless, it appears that representatives of both PSPs and IXCs are preparing to challenge the FCC's decision again in U.S. District Court.

         The Third Report and Order states that the FCC will postpone determining the amount that IXCs owe PSPs for the period from November 7, 1996 through October 6, 1997, known as the "interim period" between the effective date of the First Report and Order and the commencement of per-call compensation. During this period, the FCC had mandated that compensation be set at the rate of $45.85 per phone per month and was to be paid by those IXCs with annual toll revenues in excess of $100 million. That future determination, according to the FCC, will include a consideration of the way in which IXCs may recover overpayments from the newly established 24-cent rate.

         The 24-cent default compensation rate will apply retroactively for the period between October 7, 1997 and the effective date of the Third Report and Order. For purposes of calculating overpayments (from IXCs to PSPs) during this interim period, the FCC stated that the compensation amount would be 23.8 cents, reflecting a two-tenths of one-cent reduction for FLEX ANI costs.

         In August 1996, pursuant to the mandate of the Telecom Act, the FCC adopted uniform, nationwide, interconnection and associated pricing rules and required that competitors be allowed to purchase unbundled network service elements and combine them in any manner they choose in order to provide local exchange service. The FCC rules require that interconnection rates be based on total element long run incremental cost ("TELRIC"), a forward-looking cost methodology that does not generally include the embedded costs associated with the monopoly service. In addition, the FCC adopted certain proxy rates, including resale discount rates, that states were required to apply in arbitration and interconnection proceedings in the event they were unable to, or chose not to, engage in the cost studies required by the TELRIC methodology.

         The Commission's Order was appealed by various state PUCs and LECs, and the FCC's pricing rules were stayed on October 21, 1996, pending a final decision of the U.S. Court of Appeals for the Eighth Circuit. Although the Eighth Circuit Court of Appeals found, in July 1997, that the FCC lacked jurisdiction to impose the TELRIC pricing standard for facilities and services provided by incumbent LECs ("ILECs") to competitive LECs ("CLECs"), state PUCs have generally adopted TELRIC or similar forward-looking methodologies in their supervision of interconnection agreements between ILECs and CLECs. Accordingly, the judicial delay in enforcement of the FCC's pricing rules has not resulted in the imposition of embedded-cost based rates on CLECs for unbundled network elements, resold ILEC services and transport and termination of local traffic exchanged between ILECs and CLECs.

         More recently, the U.S. Supreme Court reversed the decision of the Eighth Circuit Court of Appeals and confirmed the jurisdiction of the FCC to impose pricing rules under the local competition provisions of the Telecom Act. At the same time, the Supreme Court vacated the FCC's list of facilities and functionality's that ILECs must provide to CLECs as unbundled network elements. The ILECs generally have indicated to the FCC, however, that they will continue to provide the unbundled network elements presently furnished to CLECs pending the FCC's further proceedings on remand. Accordingly, it is not anticipated that the court's decision would impede or delay any entity's plans to enter the local exchange market and provide local exchange telecommunications services.

Other Applicable Regulations

         The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") amended the 1934 Communications Act by imposing a number of requirements on all IXCs that provide interstate operator services. These requirements include, among others, the right of the consumer to select other IXCs. In 1992, the Commission advised Congress that in its opinion no further regulation of the operator service industry, including rate regulation, was necessary.

         Federal regulations require IPPs to offer unrestricted access from their payphones by unblocking all major forms of access to other operator service providers ("OSPs"). Additionally, IPPs must post certain consumer information at each payphone and promptly route all emergency calls. IPPs that fail to provide unrestricted access are not entitled to receive commissions due from OSPs.

         Since 1992, the FCC has been considering a proposal concerning the handling of operator-assisted calls from payphones, known as billed party preference ("BPP"). Under BPP, calls would be routed directly to an IXC chosen by the billed party and not through the presubscribed IXC. In a January 1998 Report and Order, the Commission adopted rules requiring all IXCs providing operator services ("operator service providers" or "OSPs") to orally disclose to consumers how to obtain the total cost of a call, including any surcharge imposed by the payphone provider or the premise owner, before an interstate call is connected and billed. The Commission also adopted rules governing the filing of "informational tariffs" by OSPs. The new rules became effective on July 1, 1998. Importantly, the FCC declined to adopt a prescription of maximum rates, the setting of "safe-harbor" benchmarks, or a BPP system that automatically would have routed all calls to the consumer's preferred long-distance carrier.

Imposition of Presubscribed Interexchange Carrier Charges on Payphone Lines

         The FCC's Access Charge proceeding, as reflected in the May 1997 Report and Order, is silent with respect to the imposition of presubscribed interexchange carrier charges ("PICCs") on payphone lines. PICCs are assessed by LECs on IXCs. It is at the discretion of the IXC to pass on the PICC to end user subscribers. Notwithstanding the absence of any rules concerning the imposition of PICCs on payphone lines, the RBOCs and many LECs assess the multi-line business PICC, which is $2.75 per line per month, on all payphone lines, both LEC and non-LEC. As there are two presubscribed interexchange carriers ("PICs") on each payphone line, the question arises as to whether the 1+ (presubscribed
IXC) or 0+ (presubscribed OSP) should pay. LECs assert that they only impose one PICC per payphone line. There is no evidence in the record to dispute the LECs' assertion that no "double dipping" occurs. The Company generally passes through to the PSP the PICCs that are assessed on the Company by the LECs. However, the Company only passes through $0.50 of the PICC to non-LEC payphone service providers. For other payphone classifications, the Company passes through to the PSP a maximum of $2.00 of any charge above $2.00.

         A number of RBOCs assess the PICC on the 0+ carrier, taking the position that under their tariffs the 0+ provider is responsible for selecting the 1+ carrier for LEC payphone lines.

Other LECs charge the PICC to the 0+ carrier on "dumb" payphone lines. On lines used by "smart" payphones, which are typically employed by independent PSPs, many LECs impose the PICC on the 1+ carrier since the 0+ PIC is programmed into the payphone itself.

         In response to the controversy, the FCC issued a Public Notice in May 1998 soliciting public comment on payphone PICC issues. More than a score of comments and reply comments were filed in response. The Company urged that the PICC should be charged directly to the PSP, rather than the IXC or OSP. Further, the Company emphasized that the single line PICC should be used for payphones, rather than the multi-line charge, noting that the LECs treat payphones as single-business lines for order and administrative purposes. The Company further urged the Commission to recognize the unfairness of placing the PICC on the 0+ carrier in a regulatory environment where any caller can dial around the presubscribed IXC. The FCC has no timetable for reaching a decision on these matters.

Federal Regulation - International Operations

         The United States became a signatory to the Basic Telecommunications Services Agreement concluded by the World Trade Organization. This Agreement, which became effective February 5, 1998, was concluded among 69 countries that account for 95 percent of the global market for basic telecommunications services. The Agreement's intent is to open these markets to foreign competition. In implementing the Agreement, the FCC adopted new rules that make it substantially easier for foreign carriers to enter into, and invest in, all U.S. telecommunications markets. We believe the Agreement will increase opportunities for the Company and its competitors.

         Effective January 1, 1998, the FCC implemented new, lower benchmarks on international settlement rates. Settlement rates are the per-minute fees paid by U.S.-licensed facilities based carriers to foreign carriers for terminating calls originated in the U.S. The Commission benchmarks seek to move the settlement rates closer to cost and thereby promote competition in the international services market, resulting in significantly higher telephone traffic volumes. The U.S. Court of Appeals for the District of Columbia Circuit upheld the FCC's benchmark rules on January 12, 1999. Petitions for reconsideration of the FCC's decision are still pending at the FCC and parties could appeal the Circuit decision to the Supreme Court. To the extent the Company begins providing facilities based service, the benchmarks decision should lower such costs.

Employees

         As of December 31, 1998, the Company had 416 full-time employees, none of whom are subject to a collective bargaining agreement.

Item 2. PROPERTIES

         The Company's corporate headquarters are located in New Rochelle, New York where the Company leases approximately 8,244 square feet of space pursuant to a lease that expires in April 2003. The Company leases this space from an affiliate of Mr. Francesco Galesi, a director of the Company, under the terms of a lease that is no less favorable to the Company then could have been obtained from another third party in an arms-length transaction.

         The Public Communication Group's general office and operations, are located in Lake Success, New York where the Company leases approximately 23,300 feet of space under a lease expiring in 2007.

         The Company's finance and accounting, data processing operations and Florida switch site are located in Orlando, Florida where it occupies approximately 8,532 square feet. The leases for the general office and data processing operations expire August 1999; the lease for the switch site expires in 2003.

         The Company's operator center, network group, customer relations operations and human resources group are located in Orlando, Florida where the Company occupies approximately 19,907 square feet of space pursuant to a lease which expires in September 1999.

         In November 1998, the Company entered into a lease agreement under which the Company will lease approximately 30,750 square feet at a new facility in Orlando. The Company will relocate its operator center and other Orlando based functions to this new facility in 1999.

         Certain of the Company's customer relations functions were located in Boca Raton, Florida where the Company leased approximately 4,800 square feet of space pursuant to a lease expiring in March 2002. In January through March 1999, these functions were relocated to Orlando and the lease for the Boca Raton facility will be terminated in the first half of 1999.

         The New York switch site is located at 60 Hudson Street, New York, New York where the Company leases 10,700 square feet of space pursuant to a lease that expires in 2001. A substantial portion of this space is currently being subleased by the Company at market rates.

         NBE's operations are located in Austin, Texas, where the Company has leased approximately 21,500 square feet of space under a lease which expires in 2000. With the wind down of NBE's operation in 1999, the Company expects to terminate this lease.

         The Company believes that its premises are adequate to meet its needs.

Item 3. LEGAL PROCEEDINGS

Manghir

         On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum $25,000,000, and attorneys' fees. The Company filed a motion to dismiss or in the alternative to stay the proceeding pending arbitration and the court issued an order staying the lawsuit pending arbitration. The plaintiff has never initiated an arbitration proceeding. In February 1999, a preliminary conference was noticed by the court, at which neither the plaintiff nor plaintiff's counsel appeared. In 1998, the plaintiff had proposed a settlement under which there would be a mutual release of all claims followed by a discontinuation of the suit and while the Company had decided to accept this offer, actual settlement has been impeded by plaintiff's failure to retain new counsel after its previous counsel had withdrawn.

King, et. al.

         On September 25, 1997, Brian King and his affiliates, National Telecom U.S.A., Inc., The Keystone Corporation, Coastal Telecom Payphone Company, Inc., BEK Tel, Inc., Garden State Telephone Installation & Service Co., Inc. and National Hospitality USA (collectively "National") filed suit against the Company and its subsidiaries, ANEI and American Hotel Exchange, Inc. alleging breaches of various contracts, negligence, misappropriation of trade secrets, conversion of various assets, fraud, negligent misrepresentations and promissory estoppel, and seeking rescission of certain claims, specific performance of other claims, damages in the amount of $6,300,000, punitive damages and attorneys' fees. On September 30, 1997, the Company and National reached an agreement of settlement of certain of the claims. Pursuant to this settlement, on September 30, 1997, the Company paid National $1,000,000 in cash and delivered a note in the principal amount of $840,000 for liabilities previously accrued. Thereafter, the Company filed a motion to dismiss and compel arbitration, which the Court granted in its entirety.

         Upon dismissal of its state court action, National served the Company with an arbitration demand, incorporating the previously described state court claims. In July 1998, the parties engaged in two days of arbitration hearings before a panel of the American Arbitration Association in New York. Following these hearings, the parties initiated settlement discussions, which resulted in agreement in principle on a number of matters at issue. However no final settlement was reached and arbitration hearings are scheduled for June 1999.

Rowland

         In connection with the Company's June 1996 acquisition of CNSI, CNSI issued a promissory note in favor of Robert A. Rowland, a principal shareholder of the Company, in the principal amount of $1,197,700 payable on July 31, 1997 with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company. He asserted several causes of action against the Company, including enforcement of an alleged settlement agreement regarding indemnification claims, and sought damages in the amount of the principal and interest due under the note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI related to monies allegedly due under a consulting agreement, and damages claimed included attorneys' fees. The Company sought appellate review of the denial of its motion to compel arbitration and pleaded to abate the action and moved to amend its answer to assert an affirmative defense of fraud against Mr. Rowland. On February 13, 1998, the Court denied a motion for summary judgment by Mr. Rowland.

         On March 23, 1998, the Company filed a complaint in federal district court in Manhattan, charging Robert Rowland with: (i) fraudulently inducing the Company to purchase CNSI, (ii) breaching the contract of sale with the Company for the purchase of CNSI, and (iii) violating Rule 10b-5 in connection with the sale of CNSI's stock to the Company. The complaint sought $3.5 million in compensatory damages, as well as punitive damages and attorney's fees. Thereafter, the Company amended the complaint to join as co-defendants Donald D. Simmons and Carl Michael Moehle, the two next largest shareholders in CNSI at the time of the acquisition (after Mr. Rowland). In July 1998, defendants moved to dismiss the amended complaint on the grounds that the Rule 10b-5 claim was time barred, and that the other claims should have been brought in Texas. On November 2, 1998, the district court granted this motion. On March 17, 1999, the Company reached an agreement of settlement with Mr. Rowland, which involves the payment of $1,000,000 over a five month period, the delivery to Mr. Rowland of 60% of certain Shares held in escrow in connection with the Company's purchase of CNSI, and reciprocal releases by Mr. Rowland and the Company. The Company also reached an agreement of settlement with Mr. Moehle and Mr. Simmons pursuant to which the Company agreed to release to each of them 60% of certain Shares held in escrow in connection with the Company's purchase of CNSI and reciprocal releases by each of Mr. Moehle and Mr. Simmons on the one hand and the Company on the other.


Transaction Network Services, Inc.

         On July 29, 1998, Transaction Network Services, Inc. ("TNS") filed a demand for arbitration against ANEI and the Company alleging breaches by ANEI and the Company of a consulting agreement, services agreement and asset purchase agreement relating to TNS's purchase from ANEI of certain computer hardware and software in 1996 and the provision of validation and fraud control services and consulting services in respect thereof. TNS sought damages in excess of approximately $2.0 million in respect of the agreements and also sought injunctive relief with respect to certain exclusivity and non-compete provisions of the agreements, as well as attorney's fees. The Company and ANEI filed an answer denying TNS's claims, as well as a counterclaim against TNS.

         On January 25, 1999, the Company and ANEI reached an agreement of settlement with TNS pursuant to which the Company will pay TNS a total of $2,230,000, with two initial installments of $265,000 each and the remaining $1,700,000 bearing interest at 10% and payable over a 24 month period. In connection with the settlement each of TNS and the Company executed a mutual release of claims.

Dolphin USA, Inc.

         In September 1996, Dolphin USA, Inc. ("Dolphin") filed suit in the District Court of Harris County, Texas alleging that CNSI breached an agreement to pay commissions and service charges to Dolphin in exchange for certain long distance telephone accounts. Dolphin also alleged negligence, fraud and violations of the Texas Deceptive Trade Practices Act. On January 30, 1998, Dolphin amended its compliant, adding the Company as a defendant. Dolphin also alleged that ANEI had assumed CNSI's obligations under the agreement and that ANEI and CSNI are alter egos of the Company. In September 1998, Dolphin further amended its complaint to increase the amount of damages sought to in excess of $2.7 million in actual damages, treble damages under the Texas Deceptive Trade Practices Act, and exemplary damages of at least $250,000. CNSI, ANEI, and the Company filed answers and a counterclaim for amounts owed by Dolphin.

         On March 12, 1999, Dolphin and the Company, ANEI and CNSI reached a settlement pursuant to which the Company agreed to pay Dolphin $250,000 to settle any and all claims that were or may have been brought by either party in the lawsuit.

AT&T

         On November 5, 1998, AT&T Corp., filed suit in the United States District Court for the Middle District of Florida, against the Company and two of its subsidiaries, ANEI and CNSI. AT&T alleges that defendants owe AT&T approximately $12,300,000 "for telephone calls and service provided by AT&T" on two accounts, and demand payment of this amount on several different legal theories including breach of contract, and quantum meruit.

         Following service of the complaint, AT&T filed a motion, in which the Company joined, to have the case transferred to the United States Court for the Southern District of New York, where it now is pending. A preliminary conference has been scheduled for April 22, 1999, at which time a schedule for the discovery process should be established. At the same time, the parties have opened informal discussions, not connected with the litigation process, aimed at settling the litigation.

         Should these informal discussions fail to produce a settlement the Company intends to vigorously oppose AT&T's suit and believes that its liability to AT&T is limited to an amount greatly reduced from that asserted by AT&T.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Market Information

         AMNEX's Common Shares are traded in The Nasdaq SmallCap Market (Nasdaq
Symbol: AMXIC). The following table sets forth, for the periods indicated, the high and low bid prices for AMNEX's Common Shares, as reported by Nasdaq:


                               High            Low
                              ------         ------
1997 Calendar Year
First Quarter                 $ 4.19         $ 2.56
Second Quarter                  3.31           1.44
Third Quarter                   3.00           2.00
Fourth Quarter                  2.44           0.84

1998 Calendar Year
First Quarter                 $ 2.53         $ 1.00
Second Quarter                  2.38           1.06
Third Quarter                   1.41           0.44
Fourth Quarter                  0.66           0.28


         The above quotations represent interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

         AMNEX's Common Shares are listed on The Nasdaq SmallCap Market via an exception from NASDAQ's net tangible assets and minimum bid price continued listing requirements. While AMNEX failed to meet the net tangible assets requirements as of August 14, 1998, and subsequently failed to meet the bid price requirement, AMNEX has been granted a temporary exception from these standards subject to AMNEX's meeting certain conditions. The exception will expire on April 30, 1999. In the event that AMNEX is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. There can be no assurance that the Company will meet these conditions. If at some future date the Company's

Common Shares cease to be listed on the Nasdaq Small Cap Market, they may continue to be listed on the OTC Bulletin Board. A delisting of the Common Shares from the Nasdaq SmallCap Market would trigger mandatory repurchase of the Company's $15,000,000 8 1/2% Subordinated Notes Due 2002 (the "Notes") at the option of the holders thereof at a repurchase price equal to 101% of their principal amount. In addition, delisting would also trigger mandatory redemption of the Company's outstanding Series M Preferred Shares at prices significantly in excess of the current trading price. The Company does not currently have the cash resources or access to capital sufficient to support repurchase of the Notes or the Series M Preferred Shares.

         Holders

         As of February 26, 1999, there were 1,020 holders of record of Common Shares of AMNEX.

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

         In January 1998, the Company issued 750 Series M Preferred Shares. There are currently 535 Series M Preferred Shares outstanding. The holders of the Series M Preferred Shares, in preference to the holders of the Common Shares, are entitled to receive, when and as declared by the Board of Directors, cumulative dividends at the rate of 5% of the Stated Value per annum. To date, no dividends have been paid to the holders of the Series M Preferred Shares.

         Recent Sales of Unregistered Securities

         During the quarter ended December 31, 1998, the Company neither issued nor sold, equity securities other than in transactions registered under the Securities Act of 1933, as amended (the "Securities Act").

Item 6. SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                             Selected Financial Data
                             Year Ended December 31
                      (In thousands, except for share data)


                                  1998         1997          1996          1995         1994
                               ---------     ---------     --------      ---------    ---------
Operating data:
Revenue                        $  76,842     $ 116,498     $ 117,142     $ 105,890    $ 108,737
Net income (loss) (1)            (44,664)      (13,310)       (4,248)        1,431          541
Net income (loss) available
for common
shareholders (2)                 (44,729)      (13,772)       (5,264)          888          250
Basic earnings (loss) per
common share                       (1.07)        (0.45)        (0.23)         0.05         0.02
Diluted earnings (loss) per
common share                       (1.07)        (0.45)        (0.23)         0.04         0.02

Balance sheet data:
Total assets                      68,939        91,587        91,359        49,580       39,773
Working capital
(deficiency)                     (60,150)      (20,062)       (4,994)          531       (3,114)
Capital lease
obligations                          468         3,239         4,847         2,926          896
Total longterm
indebtedness                      20,420        26,545        16,198         6,302          767
Shareholders' equity              (9,805)       18,558        33,320        20,392       12,870


(1) For the year ended December 31, 1998 includes $19,957,000 (CNSI) and $1,495,000 (NBE) related to the write down of Goodwill , fixed assets and intangible assets related to the implementation of SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". See "Management's

     Discussion and Analysis of Financial Condition and Results of Operations--Year ended December 31, 1998 compared with Year Ended December 31, 1997". Also included for the year ended December 31, 1998 are legal settlements totaling $3,900,000.

(2) Gives effect in the years ended December 31, 1998, 1997, 1996, 1995, and 1994 to $65,000, $462,000, $616,000, $543,000, and $291,000 in Preferred
     Share dividend accruals. Also gives effect in the year ended December 31, 1996 to $400,000 in deemed dividends with respect to the Series G Preferred Shares

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         Trends in the domestic operator services industry continue to show weakness due to increases in the number of consumers who use "dial around" services (the use of access numbers to reach their carrier of choice, rather than dialing "0+) and debit cards. Additionally, the industry is characterized by increasing competition associated with providing service to PSP's (privately owned and operated pay telephones), and presubscribed public phones (in which the Site Owner preselects the long-distance service provider).

         Recognizing that its PSP and presubscription public phone businesses would continue to decline, the Company, in addition to expanding its private payphone base has been emphasizing the development of its 1+ Coin service business during 1998 and the provision of operator services as a subcontractor to other carriers. The Company plans to continue these efforts in 1999.

         Additionally, in 1998, the Company's business in Mexico declined substantially due to the adverse regulatory climate and increased competition from Telmex and other operator service providers. In addressing these issues, the Company made a number of changes in its business approach in order to enable it to regain market share.

         In 1998, the Company made a strategic decision to exit the billing and collection business, in which it has been participating through its National Billing Exchange (NBE) subsidiary. In December 1998 the Company entered into an agreement to license certain of its proprietary billing and collection system software to OAN Services, Inc., another billing clearinghouse, and in March 1999 sold additional assets and its customer base to OAN.

The table below sets forth the Company's revenues:


                             Years Ended December 31
                                 (in thousands)

                                          1998           1997           1996
                                          ----           ----           ----

Public Communications Group
     Private payphones                  $ 18,700       $ 15,632      $   6,642
     Hotel PBX Services                    4,321            246            245

Integrated Services Group
     Domestic operator services           29,165         60,916         83,687
     1+ Coin services                      6,419          7,219          4,218
     Long distance services                5,662          7,647          9,200

International Group                        8,544         20,788         11,116

Billing                                    3,924          3,607            534

Other Revenue                                 97            443          1,500
                                        --------       --------       --------
Total Revenue                           $ 76,842       $116,498       $117,142
                                        ========       ========       ========

Results of Operations

Year Ended December 31, 1998 as compared with Year Ended December 31, 1997

         The Company's revenues totaled $76,842,000 for the year ended December 31, 1998 compared to $116,498,000 for 1997, a decrease of approximately 34%. The reduction in 1998 revenues is primarily attributable to the impact of increased competition, the impact of the increasing use of "dial around" services and debit cards on domestic operator services revenue, as well as the adverse regulatory climate and increased competition from other larger, more established service providers in Mexico. This was partially offset by increased payphone revenue reflecting the continuing implementation of the Company's strategy to acquire payphones in the Bell Atlantic service area.

         In 1998 the Company's business in Mexico declined substantially. The Company experienced a major drop in operator services revenue from Mexico in the second quarter of 1998 due to unanticipated adverse changes in regulatory requirements and increased competition. In the latter part of 1998, the Company addressed these issues and restructured its business in Mexico, so as to enable it to pursue the recapture of market share.

         Cost of sales were $60.5 million, or 78.7% percent of revenues in 1998 as compared to $100.1 million or 85.9% of revenues in 1997. The decrease is attributable to decreased network costs associated with international operator services revenue and decreased credit and collection costs in both the domestic and international operator services businesses. In 1998, the Company began to reduce its international network costs, including a change to more cost-effective service providers, and also expanded its efforts to reduce its credit and collection costs.

         Selling, general and administrative expenses totaled $21.8 million in 1998 versus $15.0 million in 1997 and represented 28.4% of revenue in 1998 versus 12.9% in 1997. Included in selling, general and administrative expenses are costs of $3.9 million associated with the Company's settlement of certain pending litigation actions, which were settled in the first quarter of 1999, (see "Item 3 - Legal Proceedings - Rowland", "-- Dolphin USA, Inc.," and "- Transaction Network Services, Inc."), as well as increased legal expenses associated with those settlements, settlement of prior years' New York State excise tax liabilities, and increased compensation costs due to changes in senior management.

         Interest expense was $4,821,000 and $3,913,000 for the years ended December 31, 1998 and 1997, respectively. The increase in 1998 was primarily due to increased borrowings which were used to fund to payphone acquisitions.

          The Company's operating loss totaled $37.6 million in 1998 compared to $9.1 million in 1997. The increased loss is primarily attributable to $21,452,000 in charges related to the implementation of SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (see Note 1 of the Notes to the Company's Consolidated Financial Statements, Impairment Loss on Long-Lived Assets). Increased depreciation associated with the acquisition of over 3,000 payphones in 1998 also contributed to the higher operating loss.

         In addition, in August 1998 the Company entered into a $40,000,000 asset-based lending facility with Jackson National Life Insurance Company. In connection with this financing, the Company retired existing debt subject to an early termination charge. This charge, in the amount of $585,000, is included as an extraordinary item.

Year Ended December 1997 as compared with Year Ended December 1996

         Revenues decreased from $116,498,000 in 1997 to $117,142,000 in 1996, a decrease of less than 1%. The decrease is attributable to the decline in the domestic operator services business. In addition revenues generated from the 1996 CNSI and payphone acquisitions contributed to continued revenue growth.

         Cost of sales increased to $100,064,000 in 1997 from $93,863,000 in 1996, due in part to a increase in network costs associated with increased international operator services revenue. As a percentage of revenues, cost of sales was 85.9% and 80.1% for the years ended December 31, 1997 and 1996, respectively.

         Selling, general and administrative expenses, as a percentage of revenues, were 12.9% and 14.1%, respectively, for the years ended December 31, 1997 and 1996. The decrease in 1997 from 1996 related primarily to costs associated with the acquisition of CNSI.

         Interest expense was $3,913,000 and $2,730,000 for the years ended December 31, 1997 and 1996, respectively. The increase in 1997 over 1996 was due to additional capital lease obligations related to PBX systems and debt incurred in connection with the Crescent acquisition in October 1995.

         The Company had a $9,130,000 operating loss in 1997 versus operating income of $2,964,000 in 1996. The 1997 loss was partially attributable to increased network costs associated with international operator services, increased credit and collection costs in both the domestic and international operator services businesses, the restructuring charge, the joint venture write-off and the dial around reserve.

 Liquidity and Capital Resources

         The Company had a working capital deficiency of $60.2 million at December 31, 1998 versus a $20.1 million deficiency at December 31, 1997. This increase was primarily due to the reclassification of the Company's $15.0 million 8.5% Convertible Subordinated Notes due 2002, and of the balances outstanding under its Loan and Security Agreement with Jackson National Life Insurance Company (JNL) consisting of Revolving Loans of $18.4 million and Term Loans of $5.4 million, and operating losses.

         The Convertible Subordinated Notes contain a provision that should the Company's Common Shares fail to be listed on a national securities exchange or approved for trading on an established automated over-the-counter trading market, the Company is required to repurchase the Notes, at the option of the holder thereof, at a repurchase price of 101% of their principal amount. It is likely that the Company will not meet the criteria for continued listing on NASDAQ. The Company currently is not in compliance with those criteria, but has received an exemption from the NASDAQ Listing Qualifications Panel pending the completion of certain actions, including the attainment of a certain level of Net Tangible Assets, as defined by NASDAQ. See "Part II, Item 5
- Market for Registrant's Common Stock and Related Stockholders Matters."

         The Company failed to meet certain of the technical covenants under its Loan and Security Agreement with Jackson National Life as of February 28, 1999, which, according to the terms of the agreement, constitutes an Event of Default, as defined. The Company has received a waiver from JNL from these conditions and is currently in negotiations to amend the terms of the Agreement so as to be in compliance.

         In addition to the above, the Company continues to experience operating losses, reduced revenue and a reduction in associated accounts receivable which necessitate increased borrowings. During the first half of 1998, the Company completed several private equity financings raising a total of $6,374,000 in cash. In addition Francesco Galesi, a director of the Company, to whom the Company was indebted under several note agreements, converted $3,200,000 outstanding under these notes into 2,758,620 Common Shares of the Company. In connection therewith, and as consideration for the financing, the Company also issued Mr. Galesi warrants to purchase 750,000 Common Shares of the Company at $1.50 per share. Certain restrictions were placed on the resale of these shares for a one-year period from the date of issuance.

         In September 1998, Mr.Galesi converted $1,514,250 in unpaid notes and accrued interest into 1,211,400 common shares of the Company.

         In 1998, Mr. Galesi and an affiliate, Rotterdam Ventures, Inc., loaned the Company $3,400,000 under several promissory note agreements.

         Subsequent to December 31, 1998, Mr. Galesi and Rotterdam Ventures, Inc., have loaned the Company $3,630,000 under several promissory note agreements.

         The Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21,000,000 are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 72% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. At December 31, 1998, the amount due under this agreement was $2,649,000 versus $6,678,000 at December 31, 1997. The lending agreement extends through February 2000.

         In September 1997, the Company obtained a $5,000,000 revolving line of credit (the "Line of Credit"). The Line of Credit provides borrowings based on a percentage of eligible receivables (between 50% and 85%) and interest at a rate equal to the prime rate plus 1% per annum. At December 31, 1998, the amount due under this agreement was $1,808,000 versus $3,465,000 at December 31, 1997.

         Management has taken a number of steps to address this situation and enable it to focus on its core competency of providing operator services and related services to domestic and transborder telephone companies.

         In 1998, the Company made a strategic decision to exit the billing and collection business, in which it has been participating through its National Billing Exchange (NBE) subsidiary. In December 1998 the Company entered into an agreement to license certain of its proprietary billing and collection system software to OAN Services, Inc., another billing clearinghouse, and in March 1999 sold additional assets and its customer base to OAN.

         Between January and March 1999, the Company closed its Boca Raton, Florida facility and transferred the customer service activity to its Orlando facility, thereby improving operating efficiency and reducing costs by concentrating all domestic operator services functions into one location.

         During the second half of 1998, the Company completed the process of building a new management team with the hiring of new senior executives for Marketing, Sales and Finance.

         During the second half of 1998, the Company implemented a new plan which changed its business approach in Mexico so as to enable it to regain market share. In the first quarter of 1999 revenue is growing again. The Company's Caribbean revenue stream continues to grow primarily in Dominican Republic and Jamaica pursuant to its market development strategies.

         In the fourth quarter of 1998 the Company hired management that is highly experienced in network engineering, and a plan has been developed which the Company expects will result in a significant reduction to the Company's network costs. Implementation of this plan is beginning in the second quarter of 1999.

         The Company has begun implementation of its long-term strategy to focus its domestic operator services activities towards the needs of CLECs, the LECs and IXCs. Consistent with this strategy, the Company signed its first contract with Bell Atlantic in the fourth quarter of 1998. Since then, the Company has become a service provider to a second RBOC and is currently in discussions with four other large local telephone companies. The successful implementation of this strategy will transform the Company's customer base to one which has fewer customers with significantly higher revenues per customer, enabling increased operating efficiencies and higher margins.

         In the fourth quarter of 1998 the Company received an unsolicited offer for the purchase of its payphone business. In March 1999 the Company entered into a non-binding letter of intent for the sale of this business. The transaction is subject to, among other things, completion of due diligence, financing and the execution of definitive documentation. The Company's strategy had originally called for it to continue to build its business primarily through acquisitions, and then make a decision whether to sell or spin off the business or to continue to grow it. However, given the timing of this unsolicited offer, the Company has decided to pursue the sale of the business. Although there can be no assurance that the transaction presently contemplated will be completed, upon the closing of the transaction the Company will realize sufficient proceeds to enable it to fund its operations for the foreseeable future.

         In March 1999, the Company received a notice from the lender to its payphone subsidiary, Jackson National Life Insurance Company (JNL), that the Company's subsidiary, Crescent Public Communications, Inc. (Crescent) was in default of certain covenants under the Loan and Security Agreement between Crescent and JNL. JNL has granted a temporary waiver with respect to the Event of Default and the Company and JNL are in the process of negotiating an amendment to the Loan and Security Agreement in order to modify the terms of the covenants and cure the Event of Default.

Year 2000

         The Company has been reviewing its computer systems and applications to determine the remediation required for Year 2000. In addition, the company has been assessing its non-information technology systems to determine repairs necessary, if any, to make these systems Year 2000 compliant. The Company has identified various computer systems and applications that require remediation to become Year 2000 compliant. Nearly one third of these systems have been upgraded and are now Year 2000 compliant. The Company estimates that the remaining systems will be compliant by mid year 1999. The Company is also reviewing its third party relationships to assess and address Year 2000 issues with respect to these third parties.

         The Company has begun to develop a contingency plan, and in conjunction therewith an assessment of its risks with respect to the Year 2000. Based on its assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties. Consequently, the Company is unable to determine at this time whether year 2000 failures will materially affect the Company. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures.

         The costs of Year 2000 compliance to the Company to date have been nominal and the Company believes that the remaining costs will not be material to it's operating results or financial position.

Other

         The National Association of Securities Dealers ("NASD") has informed the Company that it does not meet certain of the NASD's criteria for continued listing on the NASDAQ Small Cap Market. Such criteria include minimum levels of tangible assets, net income, market capitalization and price of the Company's common stock. The Company has requested continued listing on the NASDAQ Small Cap Market and has been granted an exemption by the NASDAQ Listing Qualifications Panel pending the completion of certain actions, including the attainment of a certain level of Net Tangible Assets, as defined by NASDAQ. It is likely that the

Company will not meet the criteria for continued listing on NASDAQ. See "Part II, Item 5 - Market for Registrant's Common Stock and Related Stockholders Matters."


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See Item 14 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants due to disagreements on accounting and financial disclosure during the twenty-four month period ended December 31, 1998.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Directors and Executive Officers

         The following persons are the Directors and Executive Officers of the Company.

         Name                      Age       Position
         ----                      ---       --------

         Alan J. Rossi             50        Chairman of the Board and Chief
                                             Executive Officer
         Vincent H. Catrini        50        Chief Financial Office
         Guy A. Longobardo         37        General Counsel, V.P of Corporate
                                             Development and Corporate Secretary
         Roy Schiele               56        Executive Vice President and
                                             Chief Operations Officer
         Francesco Galesi          67        Director
         Anne P. Jones             64        Director
         Harry R. Thompson         69        Director
         A. Jones Yorke            67        Director


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

         Vincent H. Catrini has served as the Company's Chief Financial Officer since August 1998. From April 1996 until July 1998 he was managing partner of KDC & Company, a consulting firm specializing in providing advice to start ups and turn arounds. From July 1995 until March 1996 he was Vice President and Chief Financial Officer of USCI, Inc., a provider of activation services to the wireless communications industry. From 1992 until 1995 he was Vice President and Controller of Porta Systems Corp., a supplier of connection and protection equipment and operations support systems to U.S. and foreign telephone operating companies and between 1988 and 1992 he was Vice President and Chief Financial

Officer for TDS Healthcare Services Corp., a provider of software to major hospitals in the U.S. and Europe, and for BroadBan technologies, Inc., a supplier of fiber optic transmission systems. From 1970 until 1987, Mr. Catrini was at ITT Corp., where he held various financial management positions, the last of which was Vice President and Group Comptroller for ITT Telecom North America. Mr. Catrini is a Certified Public Account and holds both a BA in Economics and an MBA from New York University.

         Guy A. Longobardo has served as General Counsel, Vice President of Corporate Development and Corporate Secretary of the Company since March 1998. From February 1995 until joining the Company, Mr. Longobardo was employed by HSBC Securities, Inc., the U.S. securities subsidiary of HSBC Holdings plc, where he most recently served as a Managing Director and Head of Corporate Finance in its Investment Banking Division. From 1985 through February 1994, he was an attorney in the Corporate Department of the law firm of Milbank, Tweed, Hadley & McCloy. Mr. Longobardo holds a BA degree in Economics from Williams College and a JD from the Columbia University School of Law.

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

         Francesco Galesi has served as a Director of the Company since January 1997. Since 1969, Mr. Galesi has served as Chairman of the Galesi Group, which includes companies engaged in telecommunications, manufacturing, real estate and logistic management. Mr. Galesi is also currently a Director of Walden Residential Properties, Inc., a real estate Company, and WorldCom, each of whose shares are publicly traded. Mr. Galesi also serves on the Board of Directors of a number of privately held companies. See "Certain Relationships and Related Transactions."

         Anne P. Jones has served as a Director of the Company since March 1998, and has been a telecommunications consultant in Washington D.C. since 1994. She served as a Commissioner of the Federal Communications Commission from 1979 to 1983, when she became a partner in the law firm of Sutherland, Asbill & Brennan, specializing in communications law and regulatory issues. She was a partner at Sutherland, Asbill & Brennan from 1983 through 1994. Ms. Jones had earlier served as General Counsel of the Federal Home Loan Bank Board (1978-1979) and as a Director of the Division of Investment Management of the Securities and Exchange Commission (1976-1978). She is a Director of C-Cor Electronics, Inc., the IDS Mutual Fund Group, and Motorola, Inc. She holds BS and LLB degrees from Boston College and its Law School, respectively.

         Harry R. Thompson has served as a Director of the Company since July 1997. Mr. Thompson has served as Managing Director of Swiss Army Brands, Inc., since December 1994 and previously served as its Chairman from 1989. Since 1985, Mr. Thompson has been President of the Strategy Group, a business and marketing consulting firm. Prior to 1985, he served as Director of, and consultant to, Telus Communications, a long distance telecommunications company. He also served in senior executive capacities with the Interpublic Group of Companies, Inc., a leading marketing and communications organization. Mr. Thompson also serves as a director of Schwinn/GT Corp.

         A. Jones Yorke has served as a Director of the Company since July 1997. Since December 1998, Mr. Yorke has served as Chairman of Auerbach Financial Corp., a financial holding company. Mr. Yorke served from March 1997 to May 1998 as Chairman of the Board of Weatherly Securities Corp., a securities brokerage firm. Between November 1995 and March 1997, he served as President of Coleman & Company Securities, Inc. From October 1994 to November 1995, Mr. Yorke was Chairman of the Board of Auerbach Pollack & Richardson, Inc., an investment-banking firm. Between 1989 and 1995, Mr. Yorke served as President of Asset Channels, Inc., an investment company. He was formerly the Executive Director of the Securities and Exchange Commission and has previously served as President of Paine Webber Jackson & Curtis, Inc. Mr. Yorke also serves as Director of Davel Communications Group, Inc., an IPP.

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


Section 16a. Beneficial Ownership Reporting Compliance

         To the Company's knowledge, based solely on a review of copies of Forms 3, 4, and 5 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to the Company's officers, Directors and 10% shareholders were complied with except that a Form 3 relating to the appointment of Roy L. Schiele was not filed on a timely basis.


Item 11. EXECUTIVE COMPENSATION

    (a)  Summary Compensation Table

         The following table sets forth certain information for the fiscal years ended December 31, 1998, 1997 and 1996 concerning executive compensation.

------------------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                    Long-Term Compensation

                                                                              Awards                       Payouts
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Common
                                                                              Restricted      Shares
  Name and Principal                                          Other Annual       Stock      Underlying       LTIP         All Other
       Position             Year      Salary        Bonus     Compensation     Award(s)       Options       Payouts     Compensation
------------------------------------------------------------------------------------------------------------------------------------
      Alan J. Rossi         1998     $275,538     $50,000         --              --          200,000         --            --
  Chairman of the Board
   and Chief Executive
         Officer
                           ---------------------------------------------------------------------------------------------------------
                            1997     $158,885       --            --              --          750,000         --            --
                           ---------------------------------------------------------------------------------------------------------
                            1996        --          --            --              --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Peter M. Izzo, Jr.  (1)     1998     $252,069     $50,000         --              --           90,000         --         $2,500(2)
                           ---------------------------------------------------------------------------------------------------------
                            1997     $241,831     $50,000         --              --            --            --         $2,375(2)
                           ---------------------------------------------------------------------------------------------------------
                            1996     $223,424       --            --         $320,625(1)      325,000         --         $2,178(2)
------------------------------------------------------------------------------------------------------------------------------------
   Roy L. Schiele (3)       1998     $199,769     $30,000         --              --          200,000         --           $693(2)
Executive Vice President
        and Chief
   Operations Officer
                           ---------------------------------------------------------------------------------------------------------
                            1997         --         --            --              --            --            --            --
                           ---------------------------------------------------------------------------------------------------------
                            1996         --         --            --                                          --
------------------------------------------------------------------------------------------------------------------------------------
Guy A. Longobardo (4)       1998     $124,154        --            --              --         180,000         --            --
  General Counsel, V.P.
  Corporate Development
 and Corporate Secretary
                           ---------------------------------------------------------------------------------------------------------
                            1997        --          --            --              --            --            --            --
                           ---------------------------------------------------------------------------------------------------------
                            1996        --          --            --              --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
 Vincent H. Catrini (5)     1998      $47,611       --            --              --          120,000         --            --
 Chief Financial Officer
                           ---------------------------------------------------------------------------------------------------------
                            1997        --          --            --              --            --            --            --
                           ---------------------------------------------------------------------------------------------------------
                            1996                    --            --              --                          --
------------------------------------------------------------------------------------------------------------------------------------
   Cynthia Terrell (6)      1998     $142,277     $10,000         --              --           24,000          --        $1,292(2)
    Vice President of
         Finance
------------------------------------------------------------------------------------------------------------------------------------
                            1997        --          --            --              --            --            --            --
                           ---------------------------------------------------------------------------------------------------------
                            1996        --          --            --              --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------

(1) In May 1996, Mr. Izzo received an award of the 95,000 of restricted Common Shares. Such shares vest to the extent of one-tenth thereof each year, subject to continued employment and subject to acceleration under certain circumstances. During each of 1997 and 1998 9,500 such shares vested.; As of December 31, 1998 the value of Mr. Izzo's unvested restricted shares was $28,500. Mr. Izzo resigned as President and as a Director on April 8, 1999.
(2)      Represents Company matching contributions for its 401(k) plan.
(3)      Mr. Schiele's employment with the Company commenced on February 1,
         1998.
(4)      Mr. Longobardo's employment with the Company commenced on March 9,
         1998.
(5)      Mr. Catrini's employment with the Company commenced on August 31, 1998.
(6)      On February 28, 1999, Ms. Terrell resigned.


   (b)   Option Grants Table.

         The following table sets forth certain information concerning individual grants of stock options during the fiscal year ended December 31, 1998:


----------------------------------------------------------------------------------------------------------------------
        Name              Number of       Percent of       Exercise      Expiration      Potential Realizable Value at
                           Common            Total          Price           Date             Assumed Annual Rates of
                           Shares       Options Granted                                            Stock
                         Underlying     To Employees in                                  Price Appreciation for
                           Options        Fiscal Year                                          Option Term (1)
----------------------------------------------------------------------------------------------------------------------
                                                                                        5%                10%
----------------------------------------------------------------------------------------------------------------------
Alan J. Rossi             200,000(2)      10.19%          $1.4063          1/27/03      $109,691         $241,884
----------------------------------------------------------------------------------------------------------------------
 Peter M. Izzo, Jr         90,000(2)        4.5%          $1.4063          1/27/03      $ 49,361         $108,848
----------------------------------------------------------------------------------------------------------------------
  Roy L. Schiele          200,000(2)       10.1%          $1.4063          1/27/03      $109,691         $241,884
----------------------------------------------------------------------------------------------------------------------
Cynthia Terrell (3)        40,000(2)        2.0%          $1.4063          1/27/03      $ 21,938         $ 48,377
                            5,000(4)         .3%          $ .5625          9/16/03      $    450         $    956
----------------------------------------------------------------------------------------------------------------------
Guy A. Longobardo         175,000(5)        8.8%          $ 2.406          3/10/03      $277,893         $618,944
                            5,000(4)         .3%          $ .5625          9/16/03      $    450         $    956
----------------------------------------------------------------------------------------------------------------------
Vincent H. Catrini        120,000(4)        6.1%          $ .5625          9/16/03      $ 10,800         $ 22,950
----------------------------------------------------------------------------------------------------------------------

(1) The potential realizable value is calculated based on the term of the option at the time of grant (five years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of its stock price performance.
(3) The options are exercisable to the extent of one-third thereof effective as of January 27, 1999, 2000 and 2001.
(3)      Mr. Izzo resigned as President and as a Director on April 8, 1999.
(4)      Ms. Terrell resigned on February 28, 1999.
(5) The options are exercisable to the extent of one-third thereof effective September 16, 1999, 2000 and 2001.
(6) The options are exercisable to the extent of one-third thereof effective March 10, 1999, 2000 and 2001.

   (c)   Aggregate Option Exercises in Last Fiscal Year-End Option Value Table

The following table sets forth-certain information concerning the value of unexercised options as of December 31, 1998:

-------------------------------------------------------------------------------------------------------------------------------
                                Number of Common Shares Underlying Options at         Value of Unexercised in-the-Money
                                              December 31, 1998                         Options at December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
          Name                            Exercisable/Unexercisable                       Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------------
      Alan J. Rossi                            383,333/566,667                                     0/0
------------------------------------------------------------------------------------------------------------------------------
 Peter M. Izzo, Jr. (1)                        516,000/199,000                                     0/0
------------------------------------------------------------------------------------------------------------------------------
     Roy L. Schiele                               0/200,000                                        0/0
------------------------------------------------------------------------------------------------------------------------------
 Cynthia I. Terrell (2)                         50,000/145,000                                     0/0
------------------------------------------------------------------------------------------------------------------------------
    Guy A. Longobardo                             0/180,000                                        0/0
------------------------------------------------------------------------------------------------------------------------------
   Vincent H. Catrini                             0/120,000                                        0/0
------------------------------------------------------------------------------------------------------------------------------

(1)      Mr. Izzo resigned as President and as a Director on April 8, 1999.
(2)      Ms. Terrell resigned on February 28, 1999.

         No options were exercised by any of the foregoing persons during the fiscal year ended December 31, 1998.

   (d)   Compensation of Directors.

         Non-employee directors each receive a $2,000 monthly fee for their services in such capacity.

         Mr. Thompson received an aggregate of $56,416 in consulting fees from the Company for assistance in strategic planning and the development of the Company's business plan.

   (e) Employment Contracts; Termination of Employment and Change-in-Control Arrangements.

                  Not applicable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) and (b) Security Ownership of Certain Beneficial Owners; Security Ownership
            of Management.

Common Shares

         The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of February 26, 1999 regarding the beneficial ownership of AMNEX's Common Shares (i) by each person who the Company believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Common Shares, (ii) by each present Director, (iii) by each person listed in Item 11(a) hereof and (iv) by all present executive officers and Directors as a group:


-----------------------------------------------------------------------------------------------------------------
         Name of Management Person
          And Name and Address of                       Number of Shares                       Approximate
             Beneficial Owner                          Beneficially Owned                Percentage of Class (1)
-----------------------------------------------------------------------------------------------------------------
Francesco Galesi
435 East 52nd Street                                    11,466,760(2)                             25.2%
New York, NY
-----------------------------------------------------------------------------------------------------------------
Alan J. Rossi                                              672,413(3)                              1.0
-----------------------------------------------------------------------------------------------------------------
Peter M. Izzo, Jr.                                         693,643(4)                              1.6
-----------------------------------------------------------------------------------------------------------------
Roy L. Schiele                                              66,667(5)                              *
-----------------------------------------------------------------------------------------------------------------
Cynthia I. Terrell                                         171,333(6)                              *
-----------------------------------------------------------------------------------------------------------------
Guy A. Longobardo                                             ----                                ----
-----------------------------------------------------------------------------------------------------------------
Vincent Catrini                                               ----                                  *
-----------------------------------------------------------------------------------------------------------------
Anne P. Jones                                                 ----                                ----
-----------------------------------------------------------------------------------------------------------------
Harry R. Thompson                                           55,000(7)                               *
-----------------------------------------------------------------------------------------------------------------
A. Jones Yorke                                              55,000(7)                               *
-----------------------------------------------------------------------------------------------------------------
All  present executive officers and
Directors as a group (9 persons)                        13,009,483(2)(4)(5)(7)                    28.6%
-----------------------------------------------------------------------------------------------------------------

*        Less than 1%.

(1) Except as they relate to a particular shareholder, does not give effect to the possible issuance of Common Shares pursuant to the exercise of outstanding options and warrants or the conversion of certain outstanding Preferred Shares or pursuant to contractual commitments.
(2) Includes 2,250,000 Common Shares issuable pursuant to currently exercisable warrants. Does not include 97,500 Common Shares or warrant for the purchase of 500,000 Common Shares held by an irrevocable trust created by Mr. Galesi, of which the trustee is an employee of Rotterdam and the beneficiaries are members of Mr. Galesi's immediate family. Mr. Galesi personally does not have voting or dispositive power with respect to the Common Shares or the Common Shares underlying the warrant held by such trust and, accordingly, disclaims beneficial ownership of such Common Shares.
(3) Includes 450,000 Common Shares issuable pursuant to currently exercisable options.
(4) Includes (i) 95,000 Common Shares held pursuant to a restricted Common Share grant which vests to the extent of one-tenth each year commencing May 23, 1997, subject to continued employment and subject to acceleration under certain circumstances and (ii) 546,000 Common Shares issuable pursuant to currently exercisable options. Mr. Izzo resigned as President and as a Director on April 8, 1999.
(5) Includes 66,667 Common Shares issuable pursuant to currently exercisable options.
(6) Includes 63,333 Common Shares issuable pursuant to currently exercisable options. Ms. Terrell resigned on February 28, 1999.
(7) Includes 30,000 Common Shares issuable pursuant to currently exercisable options.
(8) Represents Common Shares issuable pursuant to currently exercisable options.


Series M Preferred Shares

         The following table sets forth, to the knowledge of the Company based solely upon records available to it, certain information as of February 28, 1998 regarding the beneficial ownership of AMNEX's Series M Preferred Shares by each person who the Company believes may be considered under the rules and regulations of the SEC to be the beneficial owner of more than 5% of its outstanding Series M Preferred Shares. No present Director, no person listed in
Item 11(a) hereof and no present executive officer of the Company owns Series M Preferred Shares. Holders of Series M Preferred Shares only have voting rights provided by the New York Business Corporation Law or the Company's Certificate of Incorporation, with such rights primarily arising in connection with, among other things, shareholder authorization of an action adversely affecting such preferred shareholders' rights or involving an extraordinary event such as a proposed dissolution of the Company or sale of substantially all of its assets.

---------------------------------------------------------------------------------------------------------------------
        Name of Management Person and
       Name and Address of Beneficial                      Number of Shares                     Approximate
                    Owner                               Beneficially Owned (1)              Percentage of Class
---------------------------------------------------------------------------------------------------------------------
Fourteen Hill Capital Ltd.                                       535                               100%
1700 Montgomery Street
Suite 250
San Francisco, CA
---------------------------------------------------------------------------------------------------------------------

(1)      Holders of Series M have no voting rights.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions with Management and Others.

Loans

         In June 1997, the Company borrowed $2,000,000 for working capital from an irrevocable trust established by Mr. Galesi, the "Galesi Trust". The working capital loan was due 15 days following demand for repayment, provided for interest at 10% per annum and was secured by certain accounts receivable. This note was repaid in September 1997.

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

         In May 1998 the Company borrowed $750,000 from Rotterdam Ventures, an affiliate of Mr. Francesco Galesi in the form of a Demand Promissory Note. The Note provided for interest at the prime rate of interest plus 1%. In July 1998 the Company borrowed an additional $750,000 from Mr. Galesi under similar terms. In September 1998 the Notes was converted into 1,211,400 shares of the Company's common stock.

         In August 1998 the Company borrowed $500,000 from Rotterdam Ventures in the form of a Demand Promissory Note. The Note provides for interest at the prime rate of interest plus 2%.

         In October 1998 the Company borrowed $400,000 from Rotterdam Ventures in the form of a Demand Promissory Note. The Note was convertible into shares of the Company's common stock at the rate of $.656 per share. The Note provides for interest at the prime rate of interest plus 2%. The Company also borrowed an additional $250,000 from Mr. Galesi Ventures in the form of a Demand Promissory Note. The Company repaid $50,000 of this Note in October. The Note provides for interest at the prime rate of interest plus 2%.

         In November 1998 the Company borrowed $700,000 from Mr. Galesi in the form of a Demand Promissory Note. The Note provides for interest at the prime rate of interest plus 2%.

         In December 1998 the Company borrowed $1,000,000 from Mr. Galesi in the form of three Demand Promissory Note in the principal amounts of $500,000, $250,000, and $250,000 respectively. The Notes provide for interest at the prime rate of interest plus 2%.

         Subsequent to December 31, 1998, Mr. Galesi and Rotterdam Ventures, Inc., have loaned the Company $3,630,000 under several promissory note agreements.

Lease

         The Company leases certain office space from an affiliate of Mr. Galesi. See Item 2 - Properties.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   1.       Financial Statements

                  The following consolidated financial statements of the Company are included herein:

                  Independent Auditor's Report [intentionally omitted]                                 F-1

                  Consolidated Balance Sheets as of December 31, 1998 and 1997                         F-2

                  Consolidated Statements of Operations for the years ended                            F-4
                  December 31, 1998, 1997 and 1996

                  Consolidated Statements of Shareholders' Equity for the years                        F-5
                  ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended                            F-7
                  December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements                                           F-9

         2.       Financial Statement Schedules

                  Schedule II:     Valuation and Qualifying Accounts                                  F-24

         3.       Exhibits


Exhibit Number    Description of Exhibit
--------------    ----------------------

         3.1      Restated Certificate of Incorporation, as amended. (3)

         3.2      Certificate of Amendment to Certificate of Incorporation. (10)

         3.3      By-Laws, as amended. (4)

         4.1 Indenture, dated September 29, 1997, between the Company and Marine Midland Bank, as trustee. (5)

         4.2      Specimen of certificate evidencing Common Shares of AMNEX. (7)

         10.1 Employment Agreement, dated as of June 25, 1996, between AMNEX and Peter M. Izzo, Jr. (2)

         10.2 Provision in Stock Option Agreements between AMNEX and each of Peter M. Izzo, Jr., Kenneth G. Baritz, John Kane, Kevin D. Griffo, Richard L. Stoun and Michael V. Dettmers. (2)

         10.3 Stock Exchange Agreement, dated as of January 7, 1997, between AMNEX and Francesco Galesi. (1)

         10.4     Warrant, dated January 7, 1997, issued to Francesco Galesi.
                  (1)

         10.5 Agreement, dated as of January 13, 1997, by and among AMNEX, Friedli AG, Friedli Corporate Finance Inc. and Peter Friedli.
                  (1)

         10.6 Renewal and Modification Agreement, dated as of February 28, 1997, between ANEI and National. (1)

         10.7 Letter Agreement, dated as of March 1, 1997, among AMNEX, National and King with regard to the Renewal and Modification Agreement. (1)

         10.8 Warrant, dated June 3, 1997, for the purchase of up to 500,000 Common Shares issued by the Company to the Galesi Trust. (4)

         10.9 Purchase Agreement, dated September 11, 1997, between the Company and HSBC Securities, Inc. (5)

         10.10 Registration Rights Agreement, dated September 29, 1997, between the Company and HSBC Securities, Inc. (5)

         10.11 Warrant Agreement, dated September 29, 1997, between the Company and HSBC Securities, Inc. (5)

         10.12 Loan and Security Agreement, dated September 10, 1997, between the Company and the CIT Group/Credit Finance, Inc. (5)

         10.13 Securities Purchase Agreement, dated as of December 24, 1997, among AMNEX, Inc. and Pangaea Fund Ltd. (6)

         10.14 Registration Rights Agreement, dated as of December 24, 1997, among AMNEX, Inc. and Pangaea Fund Ltd. (6)

         10.15 Warrant and the Form of Warrant, dated as of December 24, 1997, issued to Pangaea Fund Ltd. (6)

         10.16 Securities Purchase Agreement, dated as of January 26, 1998 between AMNEX, Inc. and Fourteen Hill Capital, L.P. (10)

         10.17 Registration Rights Agreements, dated as of January 26, 1998 between AMNEX, Inc. and Fourteen Hill Capital, L.P. (10)

         10.18 Warrant and Form of Warrant, dated as of January 26, 1998 issued to Fourteen Hill Capital, L.P. (10)

         10.19 Warrant and Form of Warrant, dated as of January 26, 1998 issued to Tanner Unman Securities, Inc. (10)

         10.20 Form of Stock Purchase Agreement between AMNEX, Inc. and the Investor named therein, including schedule of differences between such Agreement and (i) the Stock Purchase Agreement dated January 16, 1998 between AMNEX, Inc. and Granite Associates L.P., (ii) the Stock Purchase Agreement dated January 16, 1998 among AMNEX, Inc., Victory Ventures LLC and Brae Group, Inc., (iii) the Stock Purchase Agreement dated January 22, 1998 between AMNEX, Inc. and Nicholas Forstmann, and (iv) the Stock Purchase Agreement, dated January 26, 1998, between AMNEX, Inc. and AMN Investments L.L.C. (10)

         10.21 Form of Warrant dated as of January 26, 1998, issued to Francesco Galesi. (10)

         10.22 Form of Stock Purchase Agreement between AMNEX, Inc. and the Investor named therein, including schedule of differences between such agreement and the Stock Purchase Agreement, dated February 4, 1998, among AMNEX, Inc. Alan Rossi, Peter Izzo, Cynthia Terrell, Francesco Galesi, Harry Thompson and A. Jones Yorke. (11)

         10.23 Demand Promissory Note, dated as of May 12, 1998, between AMNEX, Inc. and Rotterdam Ventures. (12)

         10.24 Demand Promissory Note, dated July 2, 1998, between AMNEX, Inc. and Francesco Galesi. (13)

         10.25 Demand Promissory Note, dated August 4, 1998, between AMNEX, Inc. and Rotterdam Ventures, Inc. (13)

         10.26 Loan and Security Agreement dated as of August 20, 1998 between Jackson National Life Insurance Company and Crescent Public Communications Inc. and Sun Tel North America, Inc.
                  (13)

         10.27 Demand Promissory Note, dated October 2, 1998 between AMNEX and ANEI and Rotterdam Ventures, Inc.

         10.28 Demand Promissory Note, dated October 16, 1998 between AMNEX and ANEI and Francesco Galesi.

         10.29 Demand Promissory Note, dated November 3, 1998 between AMNEX and ANEI and Francesco Galesi.

         10.30 Demand Promissory Note, dated December 1, 1998 between AMNEX and ANEI and Francesco Galesi.

         10.31 Demand Promissory Note, dated as of December 10, 1998 between AMNEX and ANEI and Rotterdam Ventures, Inc.

         10.32 Demand Promissory Note, dated December 23, 1998 between AMNEX and ANEI and Francesco Galesi.

         10.33 Demand Promissory Note, dated December 24, 1998 between AMNEX and ANEI and Francesco Galesi.

         10.34 Demand Promissory Note, dated January 12, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.35 Demand Promissory Note, dated January 25, 1999 between AMNEX and ANEI and Rotterdam Ventures, Inc.

         10.36 Demand Promissory Note, dated February 4, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.37 Demand Promissory Note, dated February 19, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.38 Demand Promissory Note, dated March 1, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.39 Demand Promissory Note, dated March 5, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.40 Demand Promissory Note, dated March 15, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.41 Demand Promissory Note, dated March 23, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.42 Demand Promissory Note, dated March 23, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.43 Demand Promissory Note, dated March 25, 1999 between AMNEX and ANEI and Francesco Galesi.

         10.44 Agreements of Lease between AMNEX and Hudson Telegraph Associates. (8)

         10.45 Lease, dated August 24, 1990, between Global Motor Inns, Inc., d/b/a Lucerne Plaza and ANEI. (9)

         10.46 Agreement of Lease, dated December 18, 1996, between We're Associates Company and Crescent. (1)

         10.47    1992 Stock Option Plan, as amended. (1)

         10.48    Amended and Restated 1996 Restricted Stock Grant Plan. (1)

         21       Subsidiaries. (14)

         23       Consent of Ernst & Young LLP. [intentionally omitted]

         27       Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None

--------------

         (1) Denotes document filed as an Exhibit to AMNEX's Annual Report on Form 10-K for the period ended December 31, 1996.

         (2) Denotes document filed as an Exhibit AMNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

         (3) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended March 31, 1997.

         (4) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

         (5) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

         (6) Denotes document filed as an Exhibit to AMNEX's Current Report on Form 8-K filed on January 27, 1998.

         (7) Denotes document filed as an Exhibit to AMNEX's Registration Statement on Form S-4.

         (8) Denotes document filed as an Exhibit to AMNEX's Annual Report on Form 10-K for the period ended December 31, 1993.

         (9) Denotes document filed as an Exhibit to AMNEX's Registration Statement on Form S-1.

         (10) Denotes document filed as an Exhibit to AMNEX's Current Report on Form, 8-K for January 28, 1998

         (11) Denotes document filed as an Exhibit to AMNEX's Current Report on Form 8-K for February 4, 1998

         (12) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

         (13) Denotes document filed as an Exhibit to AMNEX's Quarterly Report on Form 10-Q for the period ended September 30, 1998

         (14) Denotes document filed as an Exhibit to AMNEX's Annual Report on Form 10-K for the period ended December 31, 1997.

Report of Independent Auditors


                           [intentionally omitted]

                                   AMNEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                December 31
                                                             1998         1997
                                                            -------      -------
 Assets
 Current assets:
  Cash                                                      $ 1,925      $ 1,309
  Trade receivables, less allowance for
    doubtful accounts of $2,483 in 1998
    and $3,784 in 1997                                       11,748       15,749
  Parts inventory                                             1,548          936
  Deferred income taxes                                        --          1,665
  Customer advances                                             328          631
  Prepaid expenses and other current assets                   1,249          832
                                                            -------      -------
Total current assets                                         16,798       21,122

Investment in unconsolidated subsidiary                       5,091        5,091
Property and equipment, net                                  25,319       24,004
Intangible assets, net                                        7,392        9,655
Goodwill, net                                                11,757       28,599
Other assets                                                  2,582        3,116
                                                            -------      -------
Total assets                                                $68,939      $91,587
                                                            =======      =======

                                   AMNEX, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                        (In thousands, except share data)

                                                               December 31
                                                            1998        1997
                                                         ---------    ---------
 Liabilities and shareholders' equity (deficit)
 Current liabilities:
   Short-term debt                                       $  25,398    $  11,020
   Accounts payable                                          8,983        8,291
   Accrued expenses                                         11,013        6,139
   Accrued network expenses                                  2,534        2,115
   Accrued commissions                                       1,192        2,006
   Accrued taxes payable                                     1,353        1,788
   Due to related party                                      4,598        4,397
   Current portion of capital lease obligations              1,457        1,882
   Current portion of long-term debt                        20,420        3,546
                                                         ---------    ---------
Total current liabilities                                   76,948       41,184

Capital lease obligations                                      468        1,357
Long-term debt                                                 523       25,188
Minority interest                                              493          424
Compensation payable                                           312          312
Obligations under non-compete agreement                       --          1,314
Common stock subject to redemption                            --          3,250

Shareholders' equity (deficit)
   Series M Preferred Stock, authorized
     2,000 shares, issued and outstanding
     1,005 shares (1998) and 1,000 shares (1997)
     (liquidation preference $1,000)                         1,005          940
   Common stock, $.001 par; authorized 70,000,000,
     issued 44,746,982 (1998) and 34,083,129
     shares (1997)                                              45           34
Capital in excess of par value                              81,798       65,597
Accumulated deficit                                        (92,166)    (147,537)
                                                         ---------    ---------
                                                            (9,318)      19,034
Less 18,219 common shares hold in treasury, at cost           (487)        (476)
                                                         ---------    ---------
Total shareholders' equity (deficit)                        (9,805)      18,558
                                                         ---------    ---------
Total liabilities and shareholders' equity (deficit)     $  68,939    $  91,587
                                                         =========    =========



See accompanying notes.

                                   AMNEX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)


                                                        Years Ended December 31
                                                     1998         1997         1996
                                                  ---------    ---------    ---------

Revenue                                           $  76,842    $ 116,498    $ 117,142
Costs and expenses:
   Cost of sales                                     60,480      100,064       93,863
   Selling, general and administrative               21,858       14,991       16,473
   Depreciation and amortization                     10,662        9,173        6,054
   Impairment of long-lived assets                   21,452         --          3,716
   Restructuring charge                                --          1,400         --
                                                  ---------    ---------    ---------
                                                    114,452      125,628      120,106
Operating loss                                      (37,610)      (9,130)      (2,964)
Interest expense                                      4,821        3,913        2,730
                                                  ---------    ---------    ---------
Loss before income taxes and minority
   interest                                         (42,431)     (13,043)      (5,694)
Minority interest                                        69           13            1
                                                  ---------    ---------    ---------
Loss before income taxes and extraordinary item     (42,362)     (13,030)      (5,693)
Provision (benefit) for income taxes                  1,717          280       (1,445)
                                                  ---------    ---------    ---------
Loss before extraordinary item                      (44,079)     (13,310)      (4,248)
Extraordinary item                                     (585)        --           --
                                                  ---------    ---------    ---------
Net loss                                          $ (44,664)   $ (13,310)   $  (4,248)
                                                  =========    =========    =========
Deemed dividend on Series G Preferred Stock            --           --            400
Preferred share dividends                                65          462          616
                                                  =========    =========    =========
Net (loss) attributable to
   common shareholders                            $ (44,729)   $ (13,772)   $  (5,264)
                                                  =========    =========    =========
Basic and diluted loss per common share:          $   (1.06)   $   (0.45)   $   (0.23)
  extraordinary item                              $   (0.01)   $    --      $    --
                                                  ---------    ---------    ---------
Basic and diluted loss per common share           $   (1.07)   $   (0.45)   $   (0.23)
                                                  =========    =========    =========

See accompanying notes.

                                   AMNEX, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                        (In thousands, except share data)


                                                       Common Stock
                                                     $.001 Par Value         Preferred       Preferred     Preferred      Preferred
                                               ---------------------------    Stock           Stock         Stock          Stock
                                                    Shares        Amount     Series B        Series D      Series E       Series F
                                               -------------------------------------------------------------------------------------
Balance, December 31, 1995                        19,484,030    $     19.0  $       362    $     3,533   $     3,052    $     2,076
  Issuance of common shares and
    warrants for acquisitions                      6,993,926           7.5
  Issuance of common shares                           75,000           0.1
  Exercise of stock options                           54,485           0.1
  Conversion of preferred shares                      50,000           0.1                                      (141)
  Conversion of debt                                  44,643
  Issuance of preferred stock
  Conversion of preferred shares                     195,808           0.2
  Net loss
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        26,897,892          27.0          362          3,533         2,911          2,076
  Issuance of common shares                        3,933,982           4.0
  Exercise of stock options                           16,458
  Issuance of preferred shares and
    warrant for investment
  Issuance of preferred shares
  Vesting of stock grants                             44,500
  Issuance of warrants
  Exercise of warrants                               155,000
  Payment of preferred dividends
  Conversion of preferred shares                   3,035,297           3.0         (362)
  Repurchase of preferred shares                                                                (3,533)       (2,911)        (2,076)
  Net loss
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1997                         34,083,129          34.0         --             --            --             --
  Issuance of common shares                        5,460,362           5.0
  Issuance of common shares and
    warrants for acquisitions
  Repurchase of common shares                        (31,000)
  Issuance of preferred shares
  Issuance of warrants
  Conversion of preferred shares                   1,264,471           2.0
  Conversion of debt                               3,970,020           4.0
  Preferred stock dividends
  Net loss
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                        44,746,982    $     45.0  $      --      $      --     $      --      $      --
                                               =====================================================================================


                                   AMNEX, INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
                        (In thousands, except share data)


                                                Preferred   Preferred  Preferred  Capital in                            Total
                                                 Stock       Stock      Stock     Excess of   Accumulated  Treasury  Shareholders'
                                                Series G    Series L   Series M   Par Value     Deficit      Stock      Equity
                                         ---------------------------------------------------------------------------------------
Balance, December 31, 1995                                                         $39,963.0   $(28,137)   $   (476)   $ 20,392
   Issuance of common shares and
    warrants for acquisitions                                                       14,650                             $ 14,658
   Issuance of common shares                                                           225                                  225
   Exercise of stock options                                                           137                                  137
   Conversion of preferred shares                                                      141
   Conversion of debt                                                                  156                                  156
   Issuance of preferred stock                    1,604                                396                                2,000
   Conversion of preferred shares                  (425)                               425
   Net loss                                                                                      (4,248)                 (4,248)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                        1,179        --          --       56,093      (32,385)       (476)     33,320
   Issuance of common shares                                                         2,154                                2,158
   Exercise of stock options                                                            45                             $     45
   Issuance of preferred shares and
    warrant for investment                                    3,636                  1,455                                5,091
   Issuance of preferred shares                                             940                                             940
   Vesting of stock grants                                                              56                                   56
   Issuance of warrants                                                                520                                  520
   Exercise of warrants                                                                100                                  100
   Payment of preferred dividends                                                                (1,842)                 (1,842)
   Conversion of preferred shares                (1,179)     (3,636)                 5,174                                 --
   Repurchase of preferred shares                                                                                        (8,520)
   Net loss                                                                                     (13,310)                (13,310)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                         --          --           940     65,597      (47,537)       (476)     18,558
   Issuance of common shares                                                         7,171                                7,176
   Issuance of common shares and
    warrants for acquisitions                                                        3,250                                3,250
   Repurchase of common shares                                                          11                      (11)
   Issuance of preferred shares                                             750                                             750
   Issuance of warrants                                                                375                                  375
   Conversion of preferred shares                                          (685)       684                                    1
   Conversion of debt                                                                4,710                                4,714
   Preferred stock dividends                                                                        (65)                    (65)
   Net loss                                                                                     (44,564)                (44,564)
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      $  --      $   --      $  1,005   $ 81,798     $(92,166)   $   (487)   $ (9,805)
                                         =======================================================================================


                                   AMNEX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                     YEARSENDED DECEMBER 31, 1998, 1997 and
                     1996 (In thousands, except share data)


                                                                   1998        1997         1996
                                                                 --------    ---------   --------
Cash flows from operating activities
Net (loss)                                                       $(44,729)   $(13,310)   $ (4,248)
 Adjustments to reconcile net (loss) to net
  cash provided by /(used in)
 operating activities:
 Depreciation and amortization                                     10,662       9,173       6,054
 Provision for losses on receivables                               (1,501)      1,027      (1,539)
 Deferred income taxes                                              1,665         126      (1,670)
 Gain on sale of assets                                              (342)        --       (1,675)
 Impairment of long-lived assets                                   21,452         --        3,716
 Changes in assets and liabilities:
  Trade receivables                                                 4,911       2,535       8,726
  Parts inventory                                                    (611)        (11)       (109)
  Customer advances, prepaid expenses and other current assets        536       1,097       1,587
  Other assets                                                        207      (1,293)        429
  Note receivable                                                      --         --        1,291
  Accounts payable and accrued expenses                             2,582       1,218      (6,570)
                                                                 --------    --------    --------
 Net cash provided by /(used in) operating activities              (5,168)        562       5,992
 Cash flows from investing activities
 Purchase of payphones                                             (9,072)     (1,090)
 Purchase of businesses, net of cash acquired                                    (150)     (4,365)
 Purchase of contracts                                                         (1,291)       (759)
 Proceeds on sale of assets                                                                 2,542
 Expenditures for property and equipment                           (3,413)     (2,214)     (2,770)
                                                                 --------    --------    --------
 Net cash used in investing activities                            (12,485)     (4,745)     (5,352)

 Cash flows from financing activities
 Proceeds from long-term debt                                      25,145      15,750      12,000
 Proceeds from (payments to) related parties                       (3,200)      3,200        (146)
 Proceeds from sale of Preferred Shares                               750         940       2,000
 Purchase of preferred stock                                                   (8,520)
 Proceeds from the exercise of warrants                                            35
 Proceeds from issuance of convertible notes and debentures
 Proceeds from the sale of common stock                             5,624                     362
 Repayments under revolving credit, net                                        (1,103)     (5,543)
 Payments on long-term debt                                        (8,827)     (4,452)     (3,018)
 Payment of debt issuance costs                                        92      (1,855)
 Preferred dividends paid                                                      (1,842)
 Principal payments under capital lease obligations                (1,315)     (1,608)     (1,442)
                                                                 --------    --------    --------
 Net cash provided by financing activities                         18,269         545       4,213
                                                                 --------    --------    --------
 Net increase (decrease) in cash                                      616      (3,638)      4,853

 Cash at beginning of year                                          1,309       4,947          94

 Cash at end of year                                             $  1,925    $  1,309       4,947
                                                                 ========    ========    ========

                                  AMNEX, Inc.
                Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of cash flow information:
(In thousands, except share data)

Year ended December 31, 1998
1. The Company issued 526,168 Common Shares pursuant to an agreement with Teleplus, Inc.
2. The Company issued 2,758,620 Common Shares pursuant to the conversion of $3,200,000 in notes.
3. The Company issued 1,211,400 Common Shares pursuant to the conversion of $1,500,000 in notes, plus $14,000 in accrued interest.
4. The Company issued 1,264,471 Common Shares pursuant to the conversion of 685 Series M Preferred Shares.
5. The Company issued 15,385 Common Shares pursuant to an agreement among the Company, National Telecom USA, Inc. and Brian E. King.
6.   Interest of $3,308 was paid.
7.   Income taxes of $403 were paid.

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

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

1. Summary of Significant Accounting Principles

Organization and Operations

AMNEX, Inc., through its wholly-owned subsidiaries, American Network Exchange, Inc. (ANEI), American Hotel Exchange, Inc. (AHE), Crescent Public Communications Inc. (Crescent) and Capital Network System, Inc. (CNSI), and its majority-owned subsidiary, National Billing Exchange, Inc. (NBE) and Sun Tel North America, Inc. (Sun Tel), (collectively, the Company), is an integrated payphone and operator services telecommunications company which owns and operates payphones and provides a variety of telecommunications and billing services including operator-assisted (0+), long distance (1+) and local pay phone services, primarily in the northeastern part of the U.S. and in Mexico. The Company is subject to regulation by the Federal Communications Commission (FCC) and the various State Public Utility Commissions (PUCS) for a majority of the services it provides.

The Company has incurred recurring losses, has a working capital deficiency, and is currently in default of certain of its long-term debt arrangements. The Company is also a defendant in certain litigation that, if settled unfavorably, would materially impact the Company's financial strength. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management has taken a number of steps to address these concerns. In 1998, the Company made a strategic decision to exit the billing and collection business, in which it has been participating through NBE. In December 1998 the Company entered into an agreement to license certain of its proprietary billing and collection system software to OAN Services, Inc., another billing clearinghouse, and in March 1999 sold additional assets and its customer base to OAN.

Between January and March 1999, the Company closed its Boca Raton, Florida facility and transferred the customer service activity to its Orlando facility, to reduce costs by concentrating all domestic operator services functions into one location.

The Company has begun implementation of its long-term strategy to focus its domestic operator services activities towards the needs of Competitive Local Exchange Carriers (CLECs), the Local Exchange Carriers (LECs) and Inter Exchange Carriers (IXCs). Consistent with this strategy, the Company signed its first contract with Bell Atlantic in the fourth quarter of 1998. Since then, the Company has become a service provider to a second RBOC and is currently in discussions with four other large local telephone companies. The successful implementation of this strategy may transform the Company's customer base to one which has fewer customers with significantly higher revenues per customer, enabling increased operating efficiencies and higher margins.

In the fourth quarter of 1998 the Company received an unsolicited offer for the purchase of its payphone business. In March 1999 the Company entered into a non-binding letter of intent for the sale of this business. The transaction is subject to, among other things, completion of due diligence, financing and the execution of definitive documentation. The Company's strategy had originally called for it to continue to build its business primarily through acquisitions, and then make a decision whether to sell or spin off the business or to continue to grow it. However, given the timing of this

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

1. Summary of Significant Accounting Principles (continued)

unsolicited offer, the Company has decided to pursue the sale of the business. Although there can be no assurance that the transaction presently contemplated will be completed, upon the closing of the transaction the Company will realize sufficient proceeds to enable it to fund its operations for the foreseeable future.

In March 1999, the Company received a notice from the lender to Crescent, Jackson National Life Insurance Company (JNL), that, Crescent was in default of certain covenants under the Loan and Security Agreement between Crescent and JNL. JNL has granted a temporary waiver with respect to the Event of Default and the Company and JNL are in the process of negotiating an amendment to the Loan and Security Agreement in order to modify the terms of the covenants and cure the Event of Default.

Management believes that these actions and the sale of its payphone subsidiary will give the company sufficient capital to continue operations and alleviate the going concern.


Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority-owned subsidiary. All intercompany balances and transactions have been eliminated.


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

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

1. Summary of Significant Accounting Principles (continued)

Intangibles and Goodwill

In connection with the acquisitions of pay telephone businesses and through various other agreements entered into, certain contracts to provide telecommunications services to pay phones, covenants not to compete and dealer agreements were obtained. The contracts and the covenants are amortized over their estimated remaining lives. Amortization expense for 1998, 1997 and 1996 was $1,674, $1,099 and $790, respectively. Accumulated amortization at December 31, 1998 and 1997 was $2,773 and $1,236, respectively.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight line basis over 15 years. Amortization expense for 1998, 1997 and 1996 was $2,531 , $2,410 and $1,500,
respectively. Accumulated amortization at December 31, 1998 and 1997 was $7,045 and $8,110, respectively.

Impairment Loss on Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

During the fourth quarter of 1998, the company experienced a significant decline in its operating cash flows from its operations in Mexico through CNSI. Based on this decline, the Company determined that certain fixed assets, intangible assets and goodwill, with a carrying amount of $604, $2,294 and $17,059 respectively, were impaired and accordingly, were written off. Fair value was based on estimated future cash flows to be generated, discounted at a market rate of interest. Also in 1998, the Company decided to sell NBE, and as such determined that certain intangible assets with a carrying amount of $142 and goodwill with a carrying amount of $1,353 should be written off in 1998.

In connection with the enactment of the Telecommunications Act of 1996 and other regulatory actions, the Company evaluated the ongoing value of certain existing contracts and agreements to provide telecommunications services, and other investments. Based on this evaluation, the Company determined that certain assets, substantially related to rights acquired to provide long distance services to certain payphones, with a carrying amount of $3,716 were impaired and, accordingly, were written off in the fourth quarter of 1996.

Fair Value of Financial Instruments

The Company's management believes the carrying amounts of cash and cash equivalents, accounts receivable and short-term and long-term debt approximate their fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, are primarily cash and accounts receivable. The Company places its cash in accounts with several major financial institutions. Concentration of credit risk with respect to accounts receivable are generally diversified due to a large number of customers comprising the Company's customer base. Accordingly, the Company believes that their accounts receivable credit risk exposure is limited and appropriately provided for.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

1. Summary of Significant Accounting Principles (continued)

Segment Information

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "disclosures about Segments of an Enterprise and Related Information". Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, because the Company operates in one segment.

Two customers, controlled by the same group, accounted for 21% of the Company's revenue for the year ended December 31, 1996.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity (deficit). Statement 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

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

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

1. Summary of Significant Accounting Principles (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions

In June 1996, the Company acquired 100% of the common stock of CNSI, a Telecommunications Company engaged in the business of providing 0+ calling services primarily in Mexico. The purchase price aggregated $18,034, including cash of $1,094, 4,099,086 shares of unregistered common stock valued at $10,401, warrants valued at $380 and liabilities assumed of $6,159. The purchase price exceeded the book value of net assets acquired by $20,439, which was recorded as goodwill.

In September 1996, the Company acquired 80% of the common stock of NBE, a provider of billing and collection services to telecommunications companies for 550,725 shares of unregistered Common Stock having a value of $1,330. The purchase price exceeded net assets acquired by $1,641, which was recorded as goodwill.

In November 1996, pursuant to an Asset Purchase Agreement, the Company acquired pay telephones located primarily in New Jersey, for an aggregate consideration of $10,410, including cash of $3,010, 2,098,373 shares of unregistered common stock valued at $5,200 and liabilities assumed of $2,200. The total purchase price was allocated to the net assets acquired. The Company also granted certain piggyback registration rights for the shares issued as well as certain rights to require that the Company repurchase up to $3,250 in market value of the shares in the event the Company does not file a registration statement within a certain period of time. Such amount was recorded as common stock subject to redemption. In the fourth quarter of 1998, these rights expired and the amount was reclassified to Capital in Excess of Par.

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

In addition to the acquisitions above, in August 1996, Teleplus assigned to the Company its Dealer Agreement with CNSI in exchange for cash of $1,500 and 1,052,336 of unregistered issuable Common Shares valued at $2,630. In January 1997, 526,168 shares were issued and an additional 526,168 shares are issuable in January 1998. The total purchase price was included in intangibles and recorded as an obligation under non-compete agreement, representing the sellers obligation to the Company prior to issuance of the common shares. Such shares were issued in January 1997 and 1998.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

2. Acquisitions (continued)

During 1998 the Company acquired the assets and assumed certain liabilities relating to five businesses that owned and operated pay telephones. The aggregate purchase price was $8,118, consisting of cash of $1,997 and notes of $6,121. The aggregate purchase price, net of liabilities assumed of $171, exceeded the fair value of the net assets acquired by $3,441, which has been recorded as goodwill.

The aforementioned acquisitions have been included in the Statement of Operations from their respective dates of acquisition. The acquisitions were accounted for under the purchase method.

The pro forma unaudited results of operations for the year ended December 31, 1998 assuming the consummation of the aforementioned 1998 acquisitions as of the beginning of 1998 are as follows:

                                                 1998         1997
                                                 ----         ----

Revenues                                        $79,099     $118,755
Net loss                                       ($43,826)    ($12,472)
Net loss available  for common shareholders    ($43,891)    ($12,934)
Basic and diluted net loss per share             ($1.05)      ($0.43)



3. Property and Equipment

Property and equipment, at cost, consists of the following at December 31:


                                             1998         1997
                                             ----         ----

Equipment, furniture and fixtures           $17,582   $13,197
Installed telephone and related equipment    23,460    22,383
Leasehold improvements                        1,126     1,089
Leased equipment                              5,518     4,864
                                            -------   -------
                                             47,686    41,533


Accumulated depreciation and amortization    22,367    17,529
                                            -------   -------
Property and equipment, net                 $25,319   $24,004
                                            =======   =======

Depreciation expense totaled $5,786, $5,048 and $2,990 for the years ended December 31, 1998, 1997 and 1996, respectively.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

4. Debt

Long-term debt consists of the following at December 31:

                                                                   1998      1997
                                                                 -------   -------
8 1/2% Convertible Subordinated Notes, due
      October 2002, with interest payable semi-annually
      on March 25 and September 25, convertible at
      $2.78 per Common Share                                     $15,000   $15,000

10.52% Secured Promissory Note, with interest and
      principal payments of $151 payable in 60 monthly
      installments commencing January 1, 1997                       --       5,777

11.91% Secured Promissory Note, with interest and
      principal payments of $111 payable in 60 monthly
      installments commencing February 1, 1997                      --       4,222

14% Secured Promissory Note, with interest and
      principal payments of $13 payable in 60 monthly
      installments commencing February 1, 1998                       491      --

12.5% Secured Promissory Note, with interest
      only monthly; principal due November 30, 1998                 --       1,000

12.5% Secured Promissory Note, with interest
      only monthly; principal due January 31, 1999                  --       1,000

 8.5% Secured Term Loan, with quarterly principal and interest
      payments of due in 20003                                     1,036      --

 8.5% Secured Term Loan, with quarterly principal and interest
      payments of due in 20003                                     4,384      --

Other                                                                 32     1,735
                                                                 -------   -------
                                                                 $20,943   $28,734
Less current maturities                                           20,420     3,546
                                                                 -------   -------
                                                                    $523   $25,188
                                                                 =======   =======

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)


4. Debt (continued)

During 1996, $150 of the 10% Convertible Promissory Note, plus accrued interest thereon, was converted into 44,643 Common Shares at $3.50 per share.

The aggregate principal maturities of long-term debt at December 31, 1998 are as follows:

                             Principal
                            Amount Due
                            -----------
        1999                   $ 20,420
        2000                        523
        2001                       --
        2002                       --
        2003                       --
                            -----------
                               $ 20,943
                            ===========


Short-term debt consists of the following at December 31:


                                              1998            1997
                                           ----------      ----------

Asset based lending agreement (a)            $ 4,456         $ 6,678
Revolving line of credit (b)                       -           3,465
Revolving line of credit (c)                  18,393               -
Other                                          2,549             877
                                           ----------      ----------
                                            $ 25,398        $ 11,020
                                           ==========      ==========

(a) As of December 31, 1998, the Company has in place a lending agreement with one of its billing and collection agents under which advances of up to $21,000 are provided based on eligible receivables. Such receivables are purchased by the billing and collection agent, with recourse, at the approximate rate of 76% of the gross amount thereof. The Company pays interest under this agreement at prime plus 1.5% per annum. The lending agreement extends through February 2000.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

4. Debt (continued)

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

(c) In August 1998, the Company obtained a $40,000 credit facility with JNL (the Loan and Security Agreement). The agreement provides for a revolving line of credit of up to $30,000 and a term loan of up to $10,000, based on a percentage of eligible receivables, eligible inventory, and eligible pay phones, as defined, and bears interest at a rate equal to the prime rate plus 1/4% per annum for the revolver portion and the prime rate plus 3/4% per annum for the term portion. Repayment of the Loan and Security Agreement is secured by essentially all of the accounts, inventory and payphones of the Company.

During 1997, the Company borrowed $5,200 from Francesco Galesi, a Director of the Company, under various note agreements (see Note 11). $2,000 of the borrowings were repaid in 1997 and in January 1998, the balance remaining on the notes was converted into Common Stock of the Company.

In March 1999, the Company received a notice from the lender to its payphone subsidiary (JNL), that Crescent was in default of certain covenants under the Loan and Security Agreement between Crescent and JNL. JNL has granted a temporary waiver with respect to the Event of Default and the Company and JNL are in the process of negotiating an amendment to the Loan and Security Agreement in order to modify the terms of the covenants and cure the Event of Default.

The weighted average interest rate for short-term borrowings was 10.5% in 1998 and 9.8% in 1997.

Substantially all of the Company's assets serve as collateral under the terms of its debt agreement with JNL and its capital lease obligations.

5. Obligations Under Capital Leases

The Company is obligated under capital leases for the acquisition of telecommunication and office equipment at interest rates varying from 12% to 13% with terms ranging from three to five years. The leases are collateralized by the respective equipment with a cost of $5,518 and accumulated depreciation of $3,783 at December 31, 1998. Depreciation of assets under capitalized leases is included in depreciation expense.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

5. Obligations Under Capital Leases (continued)

Future minimum lease payments under capital leases at December 31, 1998 are as follows:

                                                                    Amount
                                                                   --------
         1999                                                      $ 1,616
         2000                                                          301
         2001                                                           86
         2002                                                           46
                                                                   --------
         Total future minimum lease payments                       $ 2,049

         Less amounts representing interest                            124
                                                                   --------
         Present value of net future minimum payments              $ 1,925

         Less current portion                                        1,457
                                                                   --------
                                                                   ========
         Noncurrent portion                                        $    468
                                                                   ========


6. Income Taxes

At December 31, 1998, the Company has available net operating loss carryforwards of approximately $47,851 that expire through the year 2013. Approximately $10,500 of the net operating loss carryforwards may be subject to limitations under the change in ownership and consolidated return provisions of the Internal Revenue Code. The Company has not recorded any future benefit related to the utilization of this net operating loss carryforward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)


6. Income Tax (continued)


Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:



                                                1998           1997
                                              --------       --------
Deferred tax liabilities:
  Tax over book depreciation                  ($ 2,229)      ($ 1,725)
  Allowance for doubtful accounts                 (187)          --
Deferred tax assets:
  Net operating loss carryforwards              18,183          8,571
  Tax over book basis in impaired assets         2,248          2,248
  Restructuring reserve                           --              532
  Amortization of intangibles                     --              118
AMT credit carryforward                            137            137
Impairment of assets and intangibles                74           --
Impairment of contracts                            872           --
Valuation allowance                            (19,098)        (8,216)
                                              --------       --------
Net deferred tax assets                       $   --         $  1,665
                                              ========       ========

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)


6. Income Tax (continued)

The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 consist of the following:

                                 1998         1997          1996
                              -------      -------       -------
               Current:
                 Federal      $  --        $  (110)      $    45
                 State             52          264           180
                              -------      -------       -------
                              $    52      $   154       $   225

               Deferred
                 Federal      $ 1,665      $   110       $(1,406)
                 State           --             16          (264)
                              -------      -------       -------
                              $ 1,665      $   126       $(1,670)
                              -------      -------       -------
                              $ 1,717      $   280       $(1,445)
                              =======      =======       =======



The reconciliation of income taxes computed at U.S. federal statutory rates to income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                         1998           1997           1996
                                       --------       --------       --------
Provision at federal statutory
rate of 34%                            $(15,899)      $ (4,430)      $ (1,935)

Non deductible goodwill
amortization                              7,408            680            475

State income taxes, net of
federal tax benefit                          52            185            (55)

Deferred  Tax  Expense                    1,665

Other                                       129            227              3

Net change in valuation allowance         8,362          3,618             67
Utilization of net operating loss          --             --             --
                                       --------       --------       --------
                                       $  1,717       $    280       $ (1,445)
                                       ========       ========       ========

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

7. Restructuring Charge

During the first quarter of 1997, the Company recorded a restructuring charge of $1,400 in connection with a reduction of its workforce, elimination of certain redundant functions and the closure of certain of its facilities. At December 31, 1997, the plan was substantially completed.

8. Shareholders' Equity

Preferred Stock

In June 1997, the Company entered into agreements "Company Agreements" that provided for, among other things, the repurchase of certain outstanding convertible Preferred Shares, and the redemption of certain outstanding convertible promissory notes of the Company. In accordance with the Company Agreements, in September 1997, the Company repurchased the following Preferred
Shares: (i) 1,413,337 Series D Preferred Shares at a repurchase price of $2.50 per share; (ii) 1,035,000 Series E Preferred Shares at a repurchase price of $2.8125 per share; and (iii) 415,250 Series F Preferred Shares at a repurchase price of $5.00 per share, for a total consideration of $8,520. The repurchase prices for the Preferred Shares were equal to the per share liquidation values of the respective shares. In addition, 72,450 Series B Preferred Shares were converted into 724,500 Common Shares. The Company paid all accrued and unpaid dividends, totaling $1,842, of the aforementioned Preferred Shares.

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

In January 1998, the Company received net proceeds of $750 in connection with the issuance of 750 shares of Series M Convertible Preferred Stock.

In 1998, from June through November, a total of 685 shares of Series M Convertible Preferred Stock were converted into 1,264,471 shares of Common Stock.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

8. Shareholders' Equity (continued)

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

In January and February of 1998, the Company received $5,624 in proceeds in conjunction with several stock purchase agreements under which the Company issued 4,918,809 shares of its Common Stock. Also, in the first quarter of 1998, the Company issued 526,168 shares of Common Stock pursuant to an agreement with Teleplus, Inc. and 2,758,620 shares of Common Stock to Mr. Galesi pursuant to the conversion of $3,200 in outstanding Promissory Notes.

In the second quarter of 1998, the Company issued 15,385 shares of Common Stock pursuant to an agreement among the Company, National Telecom, USA, Inc. and Brian King. Also, the Company issued 41,827 shares of Common Stock pursuant to the conversion of 49 shares of Series M Convertible Preferred Stock.

In September of 1998, the Company issued 1,211,400 shares of Common Stock to Mr. Galesi pursuant to the conversion of $1,514 in outstanding promissory notes and related interest. In addition, the Company issued 635,148 shares of Common Stock pursuant to the conversion of 388 shares of Series M Convertible Preferred Stock.

In the fourth quarter 1998, the Company issued 629,323 shares of Common Stock pursuant to the conversion of 248 shares of Series M Convertible Preferred Stock.

In the Fourth quarter of 1998, the Company repurchased 31,000 shares of its common stock for approximately $11,000 from one of its customers. These shares are held in treasury.

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

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

8. Shareholders' Equity (continued)

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

In June 1997, in connection with a $2,000 loan from a trust established by Mr. Galesi, the Company issued warrants to purchase 500,000 Common Shares at an exercise price of $2.31 (see Note 12). The warrants are exercisable through June 2007.

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

In January 1998, in connection with the Company's issuance of the Series M Preferred Stock, the Company issued warrants to purchase 45,000 shares of the Company's Common Stock at an exercise price of $2.65. Also, in consideration for the 1997 loan of $3,200, the Company granted Mr. Galesi a warrant for the purchase of 750,000 Common Shares at an exercise price of $1.50 per share.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

8. Shareholders' Equity (continued)

The following table represents the changes in outstanding warrants, all of which are exercisable:

                                               1998             1997             1996
                                            ----------       ----------       ----------
Outstanding at beginning of period
($0.50 to $120.00 per warrant)               4,473,283        2,640,000        1,922,569

Issued ($0.50 to $5.29 per warrant)            795,000        2,721,615          725,000
Exercised ($1.50 per warrant)                     --           (155,000)            --
Expired/Cancelled ($20.00 to $120.00
per warrant)                                  (400,000)        (733,332)          (7,569)
                                            ----------       ----------       ----------
Outstanding at end of period ($0.50 to
$120.00 per warrant)                         4,868,283        4,473,283        2,640,000
                                            ==========       ==========       ==========


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

The exercise price of all incentive stock options granted under the Plans, and all nonstatutory stock options granted under the Plans to officers, directors and 10% shareholders of the Company (Insiders), must be at least equal to the fair market value of such shares on the date of the grant or in the case of incentive stock options granted to the holder of 10% or more of the Company's Common Shares, at least 110% of the fair market value of such shares on the date of the grant. The maximum exercise period for which incentive stock options may be granted, and nonstatutory options may be granted to Insiders, is ten years (five years in the case of incentive stock options granted to a 10% shareholder). The option price and exercise period for

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

9. Employee Benefit Plans (continued)

nonstatutory stock options to persons other than Insiders shall be determined by the Board or Stock Option Committee in its sole discretion.

At December 31, 1998 the number of Common Shares reserved for issuance under the Plans is 5,750,000.

The following table represents the changes in outstanding stock options under the Plans (of which 1,573,000, 1,583,000 and 618,000 were exercisable at December 31, 1998, 1997 and 1996, respectively).

                                                1998             1997             1996
                                          ----------       ----------       ----------
Outstanding at beginning of year
  ($0.28 to $3.63 per share)               3,513,288        3,268,388        1,109,371
Granted ($0.28 to $3.63 per share)         1,981,000        1,200,000        2,370,000
Exercised ($1.50  per share)                    --            (16,458)         (54,485)
                                                                            ----------
Cancelled ($1.50 to $3.63 per share)      (1,158,999)        (938,642)        (156,498)
                                          ----------       ----------       ----------
Outstanding at end of year
($0.28 to $3.63 per share)                 4,335,289        3,513,288        3,268,388
                                          ==========       ==========       ==========


Stock Based Compensation

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions for 1996, 1997 and 1998.

          Assumption                     1998            1997            1996
--------------------------------      ------------   ------------   ------------

Risk-free rate                               6%              6%            6%
Dividend yield                               0%              0%            0%
Volatility factor of the expected
  market price of the Company's
 common stock                             0.50            0.50          0.50
Average Life                                 3               3             3

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

9. Employee Benefit Plans (continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information is as follows:

                                            1998          1997          1996
                                          --------     ---------     ---------

Pro forma net  (loss)
  attributable to common shareholders     $(45,947)    $(14,458)      $(5,462)
Pro forma net (loss) per share
  Basic                                   $  (1.10)    $  (0.47)      $ (0.24)




The weighted average fair value of options granted during the years ended December 31, 1998, 1997 and 1996 were $0.58, $1.04, and $1.27, respectively. The weighted-average exercise price of options exercisable as of December 31, 1998 was $2.81 per share. The weighted-average remaining contractual life of those options is 1.9 years.

Retirement Plans

The Company has a retirement plan 401(k) covering all eligible employees. The annual provisions for the years ended December 31, 1998, 1997 and 1996 were approximately $95, $84 and $62, respectively.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

10. Earnings (Loss) Per Share

The following table sets forth the computation of basic (loss) per share for the years ended December 31, 1998, 1997 and 1996.



                                                 1998               1997               1996
                                             ------------       ------------       ------------
Numerator:
  Loss before extraordinary item             $    (44,079)      $    (13,310)      $     (4,248)
  Preferred share dividends                           (65)              (462)            (1,016)
                                             ------------       ------------       ------------
  Numerator for basic loss
    per share before extraordinary item           (44,144)           (13,772)            (5,264)

Extraordinary item                                   (585)               --                --
                                             ------------       ------------       ------------

Numerator for basic and diluted per
  share loss available to common
  shareholders                               $    (44,729)      $    (13,772)      $     (5,264)
                                             ============       ============       ============

Denominator:
  Denominator for basic  loss
  per share-weighted-average shares            41,807,117         30,454,242         22,498,915

Basic loss per share                         $      (1.07)      $      (0.45)      $      (0.23)

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

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

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

11. Related Party Transactions (continued)

As part of the CNSI acquisition, the Company assumed note agreements with a former majority shareholder of CNSI who became a principal shareholder of the Company, in the amount of $1,198. The interest on the notes are payable monthly at a rate of 10.5%. On March 17, 1999, the Company reached an agreement of settlement with Mr. Rowland, which involves the payment of $1,000,000 over a five month period, the delivery to Mr. Rowland of 60% of certain Shares held in escrow in connection with the Company's purchase of CNSI, and reciprocal releases by Mr. Rowland and the Company. The Company also reached an agreement of settlement with Mr. Moehle and Mr. Simmons pursuant to which the Company agreed to release to each of them 60% of certain Shares held in escrow in connection with the Company's purchase of CNSI and reciprocal releases by each of Mr. Moehle and Mr. Simmons on the one hand and the Company on the other. (See note 13).


12. Commitments and Contingencies

The Company maintains office, operations and computer facilities under various operating leases. The minimum annual lease payments are as follows:

                                1999      $1,521
                                2000         279
                                2001          81
                                2002          43
                                          ------
                                          $1,924


The leases also provide for payment of real estate taxes and operating expenses. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,766, $1,833 and $1,673, respectively.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

13. Legal Proceedings

During the first quarter of 1999, the Company settled a number of pending litigations, as described below.

Rowland

     In connection with the Company's June 1996 acquisition of CNSI, CNSI issued a promissory note in favor of Robert A. Rowland, a principal shareholder of the Company, in the principal amount of $1,197,700 payable on July 31, 1997 with interest due on the unpaid principal balance at a rate of 10.5% per annum. On July 11, 1997, Mr. Rowland filed suit against the Company. He asserted several causes of action against the Company, including enforcement of an alleged settlement agreement regarding indemnification claims, and sought damages in the amount of the principal and interest due under the Rowland Note, attorneys' fees and exemplary damages in an unstated amount. The causes of action asserted by Mr. Rowland against CNSI related to monies allegedly due under a consulting agreement, and damages claimed included attorneys' fees. The Company sought appellate review of the denial of its motion to compel arbitration and pleaded to abate the action and moved to amend its answer to assert an affirmative defense of fraud against Mr. Rowland. On February 13, 1998, the Court denied a motion for summary judgment by Mr. Rowland.

On March 23, 1998, the Company filed a complaint in federal district court in Manhattan, charging Robert Rowland with: (i) fraudulently inducing the Company to purchase CNSI, (ii) breaching the contract of sale with the Company for the purchase of CNSI, and (iii) violating Rule 10b-5 in connection with the sale of CNSI's stock to the Company. The complaint sought $3.5 million in compensatory damages, as well as punitive damages and attorney's fees. Thereafter, the Company amended the complaint to join as co-defendants Donald D. Simmons and Carl Michael Moehle, the two next largest shareholders in CNSI at the time of the acquisition (after Mr. Rowland). In July 1998, defendants moved to dismiss the amended complaint on the grounds that the Rule 10b-5 claim was time barred, and that the other claims should have been brought in Texas. On November 2, 1998, the district court granted this motion. On March 17, 1999, the Company reached an agreement of settlement with Mr. Rowland, which involves the payment of $1,000,000 over a five month period, the delivery to Mr. Rowland of 60% of certain Shares held in escrow in connection with the Company's purchase of CNSI, and reciprocal releases by Mr. Rowland and the Company. The Company also reached an agreement of settlement with Mr. Moehle and Mr. Simmons pursuant to which the Company agreed to release to each of them 60% of certain Shares held in escrow in connection with the Company's purchase of CNSI and reciprocal releases by each of Mr. Moehle and Mr. Simmons on the one hand and the Company on the other.

Transaction Network Services, Inc.

     On July 29, 1998, Transaction Network Services, Inc. ("TNS") filed a demand for arbitration against ANEI and the Company alleging breaches by ANEI and the Company of a consulting agreement, services agreement and asset purchase agreement relating to TNS's purchase from ANEI of certain computer hardware and software in 1996 and the provision of validation and fraud control services and consulting services in respect thereof. TNS sought damages in excess of approximately

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

13. Legal Proceedings (continued)

$2.0 million in respect of the agreements and also sought seeking injunctive relief with respect to certain exclusivity and non-compete provisions of the agreements, as well as attorney's fees. The Company and ANEI filed an answer denying TNS's claims, as well as a counterclaim against TNS.

     On January 25, 1999, the Company and ANEI reached an agreement of settlement with TNS pursuant to which the Company will pay TNS a total of $2,230,000, with two initial installments of $265,000 each and the remaining $1,700,000 bearing interest at 10% and payable over a 24 month period. In connection with the settlement each of TNS and the Company executed a mutual release of claims.

Dolphin USA, Inc.

     In September 1996, Dolphin USA, Inc. ("Dolphin") filed suit in the District Court of Harris County, Texas alleging that CNSI breached an agreement to pay commissions and service charges to Dolphin in exchange for certain long distance telephone accounts. Dolphin also alleged negligence, fraud and violations of the Texas Deceptive Trade Practices Act. On January 30, 1998, Dolphin amended its compliant, adding the Company as a defendant. Dolphin also alleged that ANEI had assumed CNSI's obligations under the agreement and that ANEI and CSNI are alter egos of the Company. In September 1998, Dolphin further amended its complaint to increase the amount of damages sought to in excess of $2.7 million in actual damages, treble damages under the Texas Deceptive Trade Practices Act, and exemplary damages of at least $250,000. CNSI, ANEI, and the Company filed answers and a counterclaim for amounts owed by Dolphin.

On March 12, 1999, Dolphin and the Company, ANEI and CNSI reached a settlement pursuant to which the Company agreed to pay Dolphin $250,000 to settle any and all claims that were or may have been brought in the lawsuit.

Stroock & Stroock & Lavan

     The Company reached an agreement to settle all claims for legal fees owing to the law firm of Stroock and Stroock for approximately $315,000.

In connection with the aforementioned litigation settlements, the Company accrued approximately $2,700,000 relating to amounts not previously provided for.

In addition the Company is currently party to the litigations described below.

Manghir

     On July 2, 1997, D. Faye Manghir, the holder of a 50% equity interest in the joint venture company formed by Community Network Services, Inc., MicroTel Communications Corp. and the Company (which holds the remaining 50% equity interest), filed suit against the Company in the Supreme Court of the State of New York (the "Suit"). The Suit alleges, among other things, that the Company made certain misrepresentations and committed certain breaches under the joint venture agreement among the parties, and seeks rescission of such agreement, compensatory damages in the sum of $10,000,000, punitive damages in the sum $25,000,000, and attorneys' fees. The Company

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

13. Legal Proceedings (continued)

filed a motion to dismiss or in the alternative to stay the proceeding pending arbitration and the court issued an order staying the lawsuit pending arbitration. The plaintiff has never initiated an arbitration proceeding. In February 1999, a preliminary conference was noticed by the court, at which neither the plaintiff nor plaintiff's counsel appeared. In 1998, the plaintiff had proposed a settlement under which there would be a mutual release of all claims followed by a discontinuation of the suit and while the Company had decided to accept this offer, actual settlement has been impeded by plaintiff's failure to retain new counsel after its previous counsel had withdrawn.

King, et al.

     On September 25, 1997, Brian King and his affiliates, National Telecom U.S.A., Inc., The Keystone Corporation, Coastal Telecom Payphone Company, Inc., BEK Tel, Inc., Garden State Telephone Installation & Service Co., Inc. and National Hospitality USA (collectively "National") filed suit against the Company and its subsidiaries, ANEI and American Hotel Exchange, Inc. alleging breaches of various contracts, negligence, misappropriation of trade secrets, conversion of various assets, fraud, negligent misrepresentations and promissory estoppel, and seeking rescission of certain claims, specific performance of other claims, damages in the amount of $6,300,000, punitive damages and attorneys' fees. On September 30, 1997, the Company and National reached an agreement of settlement of certain of the claims. Pursuant to this settlement, on September 30, 1997, the Company paid National $1,000,000 in cash and delivered a note in the principal amount of $840,000 for liabilities previously accrued. Thereafter, the Company filed a motion to dismiss and compel arbitration, which the Court granted in its entirety.

     Upon dismissal of its state court action, National served the Company with an arbitration demand, incorporating the previously described state court claims. In July 1998, the parties engaged in two days of arbitration hearings before a panel of the American Arbitration Association in New York. Following these hearings, the parties initiated settlement discussions, which resulted in agreement in principle on a number of matters at issue. However no final settlement was reached and arbitration hearings are scheduled for June 1999.

AT&T

     On November 5, 1998, AT&T Corp., filed suit in the United States District Court for the Middle District of Florida, against the Company and two of its subsidiaries, ANEI and CNSI. AT&T alleges that defendants owe AT&T approximately $12,300,000 "for telephone calls and service provided by AT&T" on two accounts, and demand payment of this amount on several different legal theories including breach of contract, and quantum meruit.

     Following service of the complaint, AT&T filed a motion, in which the Company joined, to have the case transferred to the United States Court for the Southern District of New York, where it now is pending. A preliminary conference has been scheduled for April 22, 1999, at which time a schedule for the discovery process should be established. At the same time, the parties have opened informal discussions, not connected with the litigation process, aimed at settling the litigation.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1998, 1997 and 1996
                        (In thousands, except share data)

13. Legal Proceedings (continued)

Should these informal discussions fail to produce a settlement the Company intends to vigorously oppose AT&T's suit and believes that its liability to AT&T is limited to an amount greatly reduced from that asserted by AT&T.

The Company is not certain as to the outcome of these litigation's and accordingly has not recorded any provision for them in its operating results, however if settled unfavorably they would have a material impact on the Company's financial strength.


14. Subsequent Events

The Company entered into a non-binding letter of intent on March 17, 1999, to sell its Payphone business. The transaction is subject to completion of due diligence and satisfactory completion of documents.

The Company continues to experience a negative working capital condition as of March 31, 1999. In order to help the Company to meet its obligations, Mr. Francesco Galesi and one of his affiliates, Rotterdam Ventures, have loaned the Company $3,630,000 under several promissory note agreements.

                                   AMNEX, INC.

                                   Schedule II
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------
      Column A                         Column B       Column C                       Column D       Column E
------------------------------------------------------------------------------------------------------------------
                                                      Additions
                                                      -------------------------
                                      Balance at    (1) Charged     (2) Charged
                                      beginning     to costs and     to other        Deductions      Balance at
     Description                      of period       expenses       accounts        described      end of period
                                                                     described          (a)
------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
     Year ended December 31, 1998        $3,784        $12,411                        $(13,712)      $ 2,483
     Year ended December 31, 1997         2,757          9,952                          (8,925)        3,784
     Year ended December 31, 1996         2,954          7,432                          (7,629)        2,727
------------------------------------------------------------------------------------------------------------------



(a) Amounts charged off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMNEX, INC.


March 31, 1999                      By: /s/ Alan J. Rossi
                                        ---------------------------------------
                                            Alan J. Rossi, Chairman of the Boar
                                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Alan J. Rossi               Chairman of the Board and
--------------------------      Chief Executive Officer          March 31, 1999
Alan J. Rossi


/s/ Vincent H. Catrini          Chief Financial Officer          March 31, 1999
-------------------------
Vincent H. Catrini

/s/ Francesco Galesi            Director                         March 31, 1999
-------------------------
Francesco Galesi

/s/ Anne P. Jones               Director                         March 31, 1999
-------------------------
Anne P. Jones

/s/ Harry R. Thompson           Director                         March 31, 1999
-------------------------
Harry R. Thompson

/s/ A. Jones Yorke              Director                         March 31, 1999
-------------------------
A. Jones Yorke