Form 10-Q
period 1999-03-31
AMNEX INC
filed 1999-07-28
CIK 793526

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from __________ to __________ .

             Commission file number          0-17158


                                   AMNEX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                       11-2790221
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


6 Nevada Drive, Building C, Lake Success, New York                    11042
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                516 - 326 - 2540
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                   145 Huguenot Street, New Rochelle, NY 10801
--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ( X ) Yes ( ) No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ( ) Yes ( ) No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,494,271 shares outstanding as of March 31, 1999.

                                   AMNEX, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                 March 31,          December 31,
                                                                                  1999                  1998
                                                                               -----------          ------------
                                                                               (unaudited)
      Assets
      Current assets:
          Cash                                                                  $    991             $  1,910
          Trade receivables, less allowance for doubtful accounts of
            $2,809 as of March 31, 1999 and $2,792 as of December 31, 1998        10,929               11,160
          Parts inventory                                                          1,469                1,548
          Customer advances                                                          293                  328
          Prepaid expenses and other current assets                                  852                1,286
                                                                                ---------            ---------
      Total current assets                                                        14,534               16,232

      Investment in unconsolidated subsidiary                                      5,091                5,091
      Property and equipment, net                                                 23,958               25,319
      Intangible assets, net                                                       7,705                7,392
      Goodwill, net                                                               11,175               11,757
      Other assets                                                                 2,882                2,582
                                                                                ---------            ---------

      Total assets                                                              $ 65,345             $ 68,373
                                                                                =========            =========

                                   AMNEX, Inc.

                        (In thousands, except share data)

                                                                                 March 31,        December 31,
                                                                                   1999              1998
                                                                                 ---------        ------------
  Liabilities and shareholders' equity (deficit)                                (unaudited)
  Current liabilities:
      Short-term debt                                                           $ 25,231          $ 25,414
      Accounts payable                                                             9,757             8,741
      Accrued expenses                                                            10,412            10,772
      Accrued network expenses                                                     2,454             2,534
      Accrued commissions                                                          1,833             1,192
      Accrued taxes payable                                                        1,586             1,534
      Due to related party                                                         8,098             4,598
      Current portion of capital lease obligations                                 1,388             1,457
      Current portion of long-term debt                                           20,154            20,420
                                                                                ---------         ---------
  Total current liabilities                                                       80,913            76,662

  Capital lease obligations                                                          117               468
  Long-term debt                                                                     523               523
  Minority interest                                                                  493               493
  Compensation payable                                                               312               312
  Preferred stock subject to redemption:
      Series M Preferred Stock, authorized 2,000 shares, issued
          and outstanding 535 shares at March 31, 1999 and 740
          shares at December 31, 1998 (liquidation preference $1,000)                535              1005

  Shareholders' equity (deficit):
      Common stock, $.001 par; authorized 70,000,000, issued 45,494,271
         (at March 31, 1999) and 44,746,982 shares (at December 31, 1998)             46                45
  Capital in excess of par value                                                  81,992            81,787
  Accumulated deficit                                                            (99,099)          (92,435)
                                                                                ---------         ---------
                                                                                 (17,061)          (10,603)
  Treasury Stock: 18,219 common shares at cost (1998 & 1999)                        (487)             (487)
                                                                                ---------         ---------
  Total shareholders' equity (deficit)                                           (17,548)          (11,090)
                                                                                ---------         ---------
  Total liabilities and shareholders' equity (deficit)                          $ 65,345          $ 68,373
                                                                                =========         =========


  See accompanying notes.

                                   AMNEX, Inc.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                        (In thousands, except share data)
                                   (Unaudited)

                                                                  1999                 1998
                                                               ---------            ---------

  Revenue                                                      $ 11,954             $ 22,180

  Costs and expenses:
      Cost of sales                                               9,337               16,810
      Selling, general and administrative                         5,814                4,473
      Depreciation and amortization                               1,709                2,548
                                                               ---------            ---------
                                                                 16,860               23,831
                                                               ---------            ---------

  Operating loss                                                 (4,906)              (1,651)

  Interest expense                                                1,246                1,378
  Other (income) expense                                            201                    8
                                                               ---------            ---------

  Loss before income taxes and minority interest                 (6,353)              (3,037)
  Minority interest                                                   9                    -
                                                               ---------            ---------
  Loss before income taxes                                       (6,344)              (3,037)
  Provision (benefit) for income taxes                               (2)                  75
                                                               ---------            ---------
  Net loss                                                     $ (6,342)            $ (3,112)
                                                               =========            =========

  Preferred share dividends                                           -                   20
                                                               ---------            ---------
  Net (loss) attributable to
      common shareholders                                      $ (6,342)            $ (3,132)
                                                               =========            =========

  Basic and diluted loss per common share:                     $  (0.14)            $  (0.08)
                                                               =========            =========



  See accompanying notes.

                                  AMNEX, Inc.
                Consolidated Statements of Shareholders' Equity
                    December 31, 1998 through March 31, 1999
                       (In thousands, except share data)
                                   (Unaudited)

                                             Common Stock          Preferred    Capital in                                Total
                                           $.001 Par Value           Stock      Excess of     Accumulated    Treasury  Shareholders'
                                        Shares           Amount     Series M    Par Value       Deficit       Stock       Equity
                                        --------------------------------------------------------------------------------------------
Balance, December 31,1998                44,746,982        $ 45         $ -     $ 81,787      $ (92,435)      $ (487)     $ (11,090)
    Conversion of Preferred Stock           747,289           1                      205           (322)                       (116)
    Net loss                                                                                     (6,342)                     (6,342)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                  45,494,271        $ 46         $ -     $ 81,992      $ (99,099)      $ (487)     $ (17,548)



See accompanying notes.

                                  AMNEX, Inc.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1999 and 1998
                       (In thousands, except share data)
                                   (Unaudited)

                                                                                  1999               1998
                                                                                ---------          ---------
Cash flows from operating activities
Net (loss)                                                                      $ (6,344)          $ (3,112)
Adjustments to reconcile net (loss) to net
  cash provided by /(used in) operating activities:
     Depreciation and amortization                                                 1,709              2,546
     Provision for losses on receivables                                               -                 (8)
     Deferred income taxes                                                             -                (22)
     Changes in assets and liabilities:
          Trade receivables                                                          717               (193)
          Parts inventory                                                             79               (175)
          Customer advances, prepaid expenses and other current assets               (18)            (1,226)
          Other assets                                                                 -               (700)
          Accounts payable and accrued expenses                                    1,629               (209)
                                                                                ---------          ---------
Net cash provided by /(used in) operating activities                              (2,228)            (3,099)

Cash flows from investing activities
     Purchase of payphones                                                             -             (1,154)
     Expenditures for property and equipment                                        (527)              (546)
                                                                                ---------          ---------
     Net cash used in investing activities                                          (527)            (1,700)

Cash flows from financing activities
     Proceeds from long-term debt                                                      -              1,816
     Proceeds from short-term debt                                                 3,148                  0
     Change in Paid in Capital                                                       205                  0
     Proceeds from sale of Preferred Shares                                            -                750
     Change in preferred stock                                                    (1,005)                 -
     Proceeds from the sale of common stock                                            -              5,585
     Repayments under revolving credit, net                                            -             (1,567)
     Payments on long-term debt                                                      (83)              (590)
     Other financing activities                                                      (14)                 -
     Principal payments under capital lease obligations                             (419)              (551)
                                                                                ---------          ---------
     Net cash provided by financing activities                                     1,832              5,443
                                                                                ---------          ---------

     Net increase (decrease) in cash                                                (923)               644

     Cash at beginning of period                                                   1,913              1,309

     Cash at end of period                                                      $    990           $  1,953
                                                                                =========          =========

                                   AMNEX, Inc.
                Consolidated Statements of Cash Flows (continued)


Supplemental disclosure of cash flow information:
(In thousands, except share data)


Three months ended March 31, 1999:

1. The Company converted 205 shares of Series M Preferred Stock held by Pangaea Fund Ltd. Into 747,289 shares of common stock.
2.        Interest of $1,237 was paid.
3.        Income taxes were not paid.


Three months ended March 31, 1998:

1. The Company issued 526,168 Common Shares pursuant to an agreement with Teleplus, Inc.
2. The Company issued 2,758,620 Common Shares pursuant to the conversion of $3,200 in notes held by Francesco Galesi, a Director of the Company.
3.        Interest of $1,068 was paid.
4.        Income taxes were not paid.

                                   AMNEX. Inc.
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1999 and 1998
                        (In thousands, except share data)


1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in response to the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999; results of operations for the three months ended March 31, 1999 and 1998; cash flows for the three months ended March 31, 1999 and 1998; and changes in shareholders' equity for the three months ended March 31, 1999. For further information, refer to AMNEX's financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The December 31, 1998 balance sheet has been derived from AMNEX's financial statements as of that date. Certain prior year amounts were reclassified to conform with the current year presentation.


2.       Recently Issued Accounting Standards

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999. The Company is assessing the impact this statement will have on its Consolidated Financial Statements.


3.       Shareholders' Equity

         During January 1999 the Company reached an agreement with one of the holders of its Series M Convertible Preferred Stock to repurchase all of the 265 shares which it held. In addition, also in January 1999, another shareholder of Series M Convertible Preferred Stock, chose to convert 205 of the Series M shares which it held into 747,289 shares of the Company's common stock in four transactions at prices ranging from $.2813 to $.2938 per share of common stock. As a result of these transactions, 535 Series M shares remain outstanding, all of which are held by a single shareholder.

         As a result of the delisting of the Company's common stock by the NASDAQ SmallCap Market, holders of the outstanding Series M Convertible Preferred shares exercised a mandatory redemption right which the Company was not able to meet. Consequently the remaining outstanding Series M Convertible Preferred Shares have been reclassified to "Preferred Stock Subject to Redemption."


4.       Segment Reporting

         The Company's operating structure includes the following operating segments: Public Communications, Integrated Services, International and All Other (which is primarily the Company's National Billing Exchange subsidiary).

         Information about the company's operating segments is as follows (in millions):

                                   AMNEX. Inc.
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1999 and 1998
                        (In thousands, except share data)


  4.     Segment Reporting (continued)

                                                  Public         Integrated                           All
                                              Communications      Services       International        Other        Total
                                              --------------      --------       -------------        -----        -----
As of and for the three months ended
March 31, 1999:
-------------------------------------

Revenue from External Customers                   4,523            5,459             1,068             681         11,731
Intersegment Revenue                                223                -                 -               -            223
Segment (Loss)                                   (1,837)          (4,059)             (177)           (269)        (6,342)
Segment Assets                                   37,947           18,052             2,776           1,825         60,600



As of and for the three months ended
March 31, 1998:
-------------------------------------

Revenue from External Customers                   4,716           11,774             4,579           1,069         22,138
Intersegment Revenue                                 42                -                 -               -             42
Segment (Loss)                                      177           (4,239)            1,212            (263)        (3,113)
Segment Assets                                   29,183           27,416            14,774           4,232         75,605



5.       Loss Per Share

         The following table sets forth the computation of basic and diluted loss per share for the quarters ended March 31, 1999 and 1998:

                                                                      1999                   1998
                                                                      ----                   ----
   Numerator:
      Net Loss                                                   $    (6,342)             $    (3,112)
      Preferred stock dividends                                            0                       20
      Numerator for basic and diluted loss per share
        loss available to common stockholders (1)                $    (6,342)             $    (3,132)

   Denominator:
        Denominator for basic and diluted loss per
          share - weighted - average shares                       45,494,271               39,838,260

   Basic and diluted loss per share                              $     (0.14)             $     (0.08)


(1) For both quarters stock options, warrants, preferred stock and its related dividends, and convertible debentures were excluded from the computation as they were antidilutive.

                                   AMNEX, Inc.
                   Notes to Consolidated Financial Statements
               For the Three Months Ended March 31, 1999 and 1998
                        (In thousands, except share data)


6.       Related Party Transactions

         During the period from January 1, 1999 through March 31, 1999 the company borrowed $3,830,000 from Rotterdam Ventures, Inc. and Mr. Galesi under several promissory note agreements. In April, 1999 the Company borrowed an additional $1,400,000 from these same sources under similar agremeents.


7.       Subsequent Events

         On May 5, 1999, the Company filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of New York. Also on May 5, American Network Exchange, Inc. ("ANEI"), the operating subsidiary of the majority of the Company's domestic Integrated Services Group activities, filed its petition for reorganization under Chapter 11 of the Bankruptcy Code. On May 10, 1999, Crescent Public Communications Inc., ("Crescent") the operating subsidiary for the majority of the Company's public pay telephone activities filed for protection under Chapter 11 of the U. S. Bankruptcy Code in the U. S. Bankruptcy Court for the Southern District of New York. The Company, ANEI and Crescent have been operating as debtors-in-possession since their respective filing dates.

          On May 13, 1999 the Company borrowed $285,000 and on May 28, 1999 the Company borrowed $30,000 from Mr. Galesi in the form of debtor-in-possession financing.

          The Company has mutually agreed with the Creditors' Committee, formed in conjunction with the Company's reorganization procedings under Chapter 11, that Crescent and its 80% owned subsidiary, Sun Tel North America, Inc., are to be sold in order to best meet the obligations of Crescent and AMNEX. The proceeds of the proposed sale will be used first to satisfy Crescent's secured debt with Jackson National Life Insurance Company ("JNL"). To the extent that the proceeds exceed the amounts owing to JNL, the remainder will be available to meet some portion of the other obligations of Crescent and AMNEX.

         As part of its reorganization to continue operations, the Company attempted to negotiate a modification to its pre-petition service agreement with MCIWorldcom, which was the Company's most important supplier of network services. However, the Company and MCIWorldcom were not able to reach an agreement, and on May 27, 1999, MCIWorldcom terminated its service to the Company, leaving the Company with no effective means to continue its operations. The Company therefore decided to pursue an orderly wind down under Chapter 11 for its ANEI subsidiary, as well as for its other operations, Capital Network Systems, Inc. and American Hotel Exchange, Inc. which are not operating under Chapter 11.

                        FORWARD-LOOKING STATEMENT NOTICE

       When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operations results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed herein and also include general economic factors and conditions that may directly impact the Company's financial condition or results of operation.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                 Three Months Ended March 31, 1999 Compared with
                        Three Months Ended March 31, 1998


Results of Operations

During the three months ended March 31, 1999, the Company continued to experience the adverse effects on its operations of the decline in its revenue base as the Company's revenues for the three months ended March 31, 1999 declined to $11,954,000 compared to $22,180,000 for the three months ended March 31, 1998, or 46.1%, and the Company experienced an operating loss of $4,906,000 as compared to a $1,651,000 operating loss for the three months ended March 31, 1998. This revenue reduction was principally attributable to three factors:

1) Continued erosion of the Company's domestic operator services business, consisting of operator-handled calls from payphone service providers, or PSPs (private payphone operators), presubscribed public payphones, and the hospitality industry. This erosion was due to a number of factors including increased competition in the industry, the impact of increased use of "dial around" services and debit cards, and the impact of consumers' increased use of wireless telephones as an alternative to payphones.

2) A reduction in cross-border operator-assisted calls from the Company's business in Mexico. During the second quarter of 1998, the regulatory authorities in Mexico enforced a licensing requirement not previously enforced on the Company, which had been operating without this license. As a result, the revenue base was reduced and the operator-assisted calls from this business base declined substantially. Despite changes in its business approach in Mexico, the Company has not been able to regain significant market share in Mexico to date.

3) On March 1, 1999 the Company exited the billing and collection business by concluding agreements to sell certain assets and customer information of National Business Exchange, Inc. (NBE) to OAN Services, Inc., another billing clearinghouse.

Cost of sales for the three months ended March 31, 1999 was $9,337,000 or 78.1% of revenue, compared to $16,810,000 or 75.8% of revenue for the three months ended March 31, 1998. The decrease in costs of $7,473,000 was primarily due to results of the Company's cost reduction program for network expenses and operator costs to mitigate the effects of declining revenue. Cost of sales as a percentage of revenue increased primarily as a result of lower revenue.

Selling, general and administrative expenses totaled $5,814,000, or 48.6% of revenue, in the quarter ended March 31, 1999 as compared to $4,473,000, or 20.2% of revenue, in the first quarter of 1998. The increase in the current quarter, as a percentage of sales, resulted primarily from the decline in revenue. The increase in expense, compared to the first quarter 1998 was a result of costs associated with the Company's strategy to broaden its served market base, as well as legal expenses associated with litigation.

Depreciation and amortization expenses for the quarter ended March 31, 1999 were $1,709,000 compared to $2,548,000 for the first quarter of 1998. The decrease was due primarily to the write off of certain fixed assets, intangible assets, and goodwill at the end of 1998.

Interest expense for the three months ended March 31, 1999 was $1,246,000 or 10.4% of revenue compared to $1,378,000 or 6.2% of revenue for the three months ended March 31, 1998. The decrease in interest expense of $132,000 was primarily due to the Company's obtaining new financing at lower interest rates which replaced existing more expensive financing. The increase in interest expense as a percentage of revenue was due to lower revenues.


Liquidity and Capital Resources

During the three months ended March 31, 1999, the Company continued to experience significant operating losses and a significant working capital deficiency which amounted to $66,380,000 as of March 31, 1999. Also, during this period, the Company was not in compliance with the criteria required for continued listing of its common stock on the NASDAQ SmallCap Market (during which time its shares were trading on an exception basis under the symbol "AMXIC"), pending the outcome of certain actions planned in an effort to cause the Company to be able to maintain the listing of its common stock. On or about March 25, 1999, the Company, as guarantor, received notice from Jackson National Life Insurance Company ("JNL"), that an event of default had occurred concerning certain covenants under the Loan and Security Agreement that the Company's wholly owned subsidiary Crescent Public Communications Inc. ("Crescent") and Crescent's 80% owned subsidiary, Sun Tel North America, Inc. ("Sun Tel") are party to with JNL ( the "JNL Loan Agreement"). JNL had granted the Company waivers of the default concerning such covenants, and on April 15, 1999, the Company and JNL were in the process of negotiating an amendment to the underlying loan agreement which would have enabled the Company to continue borrowings under the JNL Loan Agreement.

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

The proposed potential purchaser of the public payphone business which entered into the non-binding Letter of Intent withdrew its offer on April 20, 1999, due to, among other reasons, the failure of the Company to provide audited financial statements on a timely basis for the year ended December 31, 1998. The Company was unable to provide these financial statements because it had not received an executed audit report from its auditors, Ernst & Young. (See "---Timing of Filing 10-K").

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

The Company did not have sufficient liquidity to repurchase the Subordinated Notes or redeem the Preferred Shares. In addition, the continued decline in its operating results made it difficult to meet both its operating and financial obligations.

As a result of these events and the resulting liquidity shortfall, the Company decided to seek protection from its creditors under Chapter 11 of the U. S. Bankruptcy Code. The Company filed on May 5, 1999 its petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code in the U. S. Bankruptcy court for the Southern District of New York. Also on May 5, American Network Exchange, Inc. ("ANEI"), the operating subsidiary of the majority of the Company's domestic Integrated Services Group activities, filed its petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company and ANEI have been operating as debtors-in-possession since that date.

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

The Company intended to propose that Crescent and Sun Tel, in their then anticipated Chapter 11 cases, grant to JNL a post -petition lien on future coin collections. On May 3, 1999, the Company notified JNL of its intention to file and cause the filing of petitions under Chapter 11 for the Company and ANEI and certain other subsidiaries, including Crescent, and to further securitize JNL's position in exchange for additional loans and advances by using Crescent's coin revenue as described above. The Company and JNL scheduled a meeting for May 4, 1999 for the purpose of discussing whether, and the terms under which, JNL would provide debtor-in-possession financing for the Company.

JNL refused to negotiate with the Company and thereafter took control of the Company's common stock in Crescent, voted in new directors and new management for Crescent, and seized possession and operating control of Crescent and its operations. The Company then commenced actions necessary to cause Crescent to file its petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code on May 10, 1999. On May 11, 1999, the Company obtained a temporary restraining order in the U. S. Bankruptcy Court which returned control of Crescent to the Company.

On May 19, 1999, the Company won a preliminary injunction, confirming its ability to continue to maintain control over Crescent and ousting JNL from possession and control. The Company is now using coin revenue from Crescent to fund Crescent's operations. Crescent has been operating as a debtor-in-possession since May 11, 1999.

Both creditors which were providing receivables financing to ANEI ceased remitting proceeds from the transactions they processed under funding agreements with the Company. The Company has begun negotiations with each of these entities, and the U. S. Bankruptcy Court has authorized limited funding from one of these creditors from factoring of ANEI's receivables. The shortfall in funding has resulted in ANEI having limited liquidity to meet post-petition obligations. In addition, ANEI was unable to negotiate a new agreement with MCI Worldcom, the primary long distance network provider to ANEI. The U. S. Bankruptcy Court permitted MCI Worldcom to terminate service to ANEI and, as a result, on June 9, 1999, ANEI ceased operations, as did certain other of the Company's subsidiaries (other than Crescent and Sun Tel) whose operations were unprofitable or dependent upon ANEI. The Company has decided to proceed with an orderly shut down under Chapter 11 for ANEI, as well as for the other entities which constitute its Integrated Services business segment. The Company expects this process to be completed in the third quarter of 1999.

The Company believes that the cash generated from the operations of Crescent and Sun Tel will be sufficient to permit Crescent and the Company to continue to operate under Chapter 11 protection until the assets of Crescent are sold. The Company is currently in the process of auctioning the assets of Crescent.

Upon the completion of such sale, the Company will cease operations. There can be no assurance that the common stock of the Company currently held by stockholders will have any value.


Timing of Filing 10-K

Prior to the close of business on March 31, 1999, the Company filed a Form 12b-25 with the Securities and Exchange Commission (the "Commission") extending the filing date for the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K") until April 15, 1999. The Company, however, was unable to obtain an executed report from its independent public accountants, Ernst & Young, on its financial statements as required to be included in the Form 10-K, by April 15, 1999. Accordingly, the Company did not file its Form 10-K by the April 15, 1999 filing date. Each time the Company believed that the Form 10-K was ready for filing, the independent public accountants disagreed and asked for further revisions of the report. Eventually this prompted the Company to attempt to obtain in writing a definitive and complete list of required revisions from Ernst & Young. Six letters were exchanged between the Company and Ernst & Young during the period from April 26, 1999 and June 29, 1999, which did not achieve its desired purpose: to learn all of the specific information and/or revisions required in order to satisfy these requirements and obtain the consent of the independent public accountants and then file the Form 10-K.

Consequently, on June 29, 1999 the Company's Form 10-K was filed containing all required items other than the executed report of Ernst & Young on the Company's financial statements contained in Part II, Item 8 of its Form 10-K and the related consent of Ernst & Young. The Company delayed filing of its Form 10-Q for the three months ended March 31, 1999 until the Company's Form 10-K was filed.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         As noted in the Liquidity and Capital Resources section of this report, the Company and its ANEI subsidiary filed voluntary petitions under Chapter 11 of the U. S. Bankruptcy Code on May 5, 1999. The Company's Crescent Public Communications Inc. subsidiary filed a voluntary petition under Chapter 11 of the Bankruptcy Code on May 10, 1999. As a result of filing these petitions, litigation involving these companies has been stayed.

Item 2.  Changes in Securities

         (a) None
         (b) None
         (c) Previously reported


Item 3.  Defaults Upon Senior Securities

         (a) Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" is incorporated herein by reference.
         (b) Note 3 of Notes to Consolidated Financial Statements for the Three Months Ended March 31, 1999 and 1998 and Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" are incorporated herein by reference.


Item 4.  Submission of Matters to a vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  27 Financial Data Schedule

         (b) Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AMNEX, INC.



                                               By: /s/ Alan J. Rossi
                                                   --------------------
                                                     Alan J. Rossi
                                                     Chairman of the Board and
                                                     Chief Executive Officer




                                               By: /s/ Vincent H. Catrini
                                                   --------------------
                                                     Vincent H. Catrini
                                                     Vice President and
                                                     Chief Financial Officer